Form 10-Q
period 1995-01-31
PACIFIC SECURITY COMPANIES
filed 1995-03-09
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1995

                                      OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

  Commission file number Q-6673

                          PACIFIC SECURITY COMPANIES
  -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Washington                              91-0669906
  --------------------------------        ---------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)          Number)

  N. 10 Post Street
  525 Peyton Building
  Spokane, Washington  99201              (509) 624-0183
  --------------------------------        ---------------------------
  (Address of principal                   Registrant's telephone number,
  executive offices)                      including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  [ X ] Yes     [  ] No

  Part I.  Financial Information

                     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                           Consolidated Balance Sheets (Unaudited)

                                            January 31,      July 31,
                                               1995            1994
                                            -----------     ------------
             ASSETS

   Cash:
     Cash and cash equivalents:
       Unrestricted                         $      46,191   $     511,861
       Restricted                                 172,092         362,239
                                            -------------   -------------
                                                  218,283         874,100

   Receivables:
     Contracts, mortgages and finance
       notes receivable, net:
          Related parties                       1,080,265       1,093,593
          Unrelated                            13,319,364      13,364,365
                                            -------------   -------------
                                               14,399,629      14,457,958

     Accrued interest                             120,642         125,047
     Other                                         (6,393)         63,854
                                            -------------   -------------
                                               14,513,878      14,646,859
                                            -------------   -------------

   Investment in rental properties             15,693,515      15,742,637
                                            -------------   -------------

   Other investments:
     Property held for sale                     3,190,683       2,931,796
     Marketable securities                        103,317         127,704
     Restricted investments                       276,269          50,448
     Other, at cost                                76,933          76,933
                                            -------------   -------------

            Total other investments             3,647,202       3,186,881
                                            -------------   -------------

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            January 31,      July 31,
                                               1995            1994
                                            -----------     ------------
   Other assets:
     Vehicle and equipment, less
       accumulated depreciation of $189,628
       and $179,026, respectively           $      32,309   $      41,531
     Prepaid expenses                             310,422         350,671
                                            -------------   -------------

            Total other assets                    342,731         392,202
                                            -------------   -------------

            Total assets                    $  34,415,609   $  34,842,679
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            January 31,       July 31,
                                               1995            1994
                                            -----------     ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Note payable, bank                     $   5,476,763   $   7,023,541
     Installment contracts and
       mortgage notes payable:
          Related parties                           7,118           7,819
          Unrelated                             7,632,813       6,647,708
                                            -------------   -------------
                                                7,639,931       6,655,527


     Debenture bonds                            8,595,225       8,567,231
     Accrued expenses and other
       liabilities:
          Related parties                         328,969         303,094
          Unrelated parties                       705,034         756,742
                                            -------------   -------------
                                                1,034,003       1,059,836

     Federal income taxes:
       Currently payable                           35,000          28,203
       Deferred                                 1,421,340       1,424,986
                                            -------------   -------------
                                                1,456,340       1,453,189

            Total liabilities                  24,202,262      24,759,324
                                            -------------   -------------

   Commitments and contingencies

   Redeemable Class A preferred stock,
     $100 par value; authorized
     20,000 shares; issued and
     outstanding 10,400 shares                  1,040,000       1,040,000
   Less:  Discount on issuance of
     preferred stock                             (520,000)       (520,000)
                                            -------------   -------------
                                                  520,000         520,000
                                            -------------   -------------

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            January 31,       July 31,
                                               1995            1994
                                            -----------     ------------

   Stockholders' equity:
     Common stock authorized
       (2,500,000 non-par value
       shares, $3 stated value;
       issued and outstanding
       1,957,156 and 1,965,595
       shares, respectively)                $   5,871,470   $   5,896,786
     Additional paid-in capital                 1,748,322       1,760,261
     Retained earnings                          2,075,133       1,883,499
     Net unrealized gain (loss) on
       marketable securities                       (1,578)         22,809
                                            -------------   -------------
            Total stockholders' equity          9,693,347       9,563,355
                                            -------------   -------------

            Total liabilities and
              stockholders' equity          $  34,415,609   $  34,842,679
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                      Consolidated Statements of Operations (Unaudited)

                                              For Three Months Ending
                                                     January 31,
                                                1995            1994
                                            -------------   -------------
   Income:
     Rental                                 $     709,348   $     648,405
     Interest (related parties $22,319
       and $30,034, respectively)                 353,613         362,061
     Gain on sale of securities                         0           3,275
     Service fees and options                       2,600               0
     Amortization of discounts on
       real estate contracts                       18,045          25,707
     Gain on sales of real estate                       0          28,567
     Other                                         11,529          18,244
                                            -------------   -------------
                                                1,095,135       1,086,259
                                            -------------   -------------

   Expenses:
     Rental operations:
       Depreciation and amortization              172,979         175,694
       Interest                                   148,129          88,371
       Other                                      326,171         292,706
                                            -------------   -------------
                                                  647,279         556,771
                                            -------------   -------------

     Interest (related parties $7,661
       and $24,644, respectively),
       net of amount capitalized                  296,250         356,905
     Salaries and commissions                     137,208         138,225
     General and administrative                    78,052          74,721
     Depreciation                                   5,324           5,167
                                            -------------   -------------
                                                1,164,113       1,131,789
                                            -------------   -------------

   Loss before federal income tax                 (68,978)        (45,530)
   Federal income tax provision
     (benefit)                                    (23,253)         19,366
                                            -------------   -------------

   Net loss                                 $     (45,725)  $     (64,896)
                                            =============   =============

   Net loss per common share                $        (.02)  $        (.03)
                                            =============   =============

   Weighted average common shares
     outstanding                                1,961,376       1,979,103
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                        Consolidated Statements of Income (Unaudited)

                                              For Six Months Ending
                                                     January 31,
                                                1995            1994
                                            -------------   -------------
   Income:
     Rental                                 $   1,419,534   $   1,270,554
     Interest (related parties $61,386
       and $68,269, respectively)                 705,803         754,971
     Gain (loss) on sale of securities                  0           4,445
     Service fees and options                       2,600             980
     Amortization of discounts on
       real estate contracts                       51,707          59,892
     Gain on sales of real estate                 403,154         226,672
     Other                                         13,854          42,237
                                            -------------   -------------
                                                2,596,652       2,359,751
                                            -------------   -------------

   Expenses:
     Rental operations:
       Depreciation and amortization              349,447         340,235
       Interest                                   244,225         186,646
       Other                                      615,032         586,793
                                            -------------   -------------
                                                1,208,704       1,113,674
                                            -------------   -------------

     Interest (related parties $17,104
       and $45,859, respectively),
       net of amount capitalized                  614,626         704,448
     Salaries and commissions                     291,695         281,879
     General and administrative                   183,451         185,084
     Depreciation                                  10,602           9,833
                                            -------------   -------------
                                                2,309,078       2,294,918
                                            -------------   -------------

   Income before federal income tax               287,574          64,833
   Federal income tax provision                    98,151          35,850
                                            -------------   -------------

   Net income                               $     189,423   $      28,983
                                            =============   =============

   Net income per common share              $         .10   $         .01
                                            =============   =============

   Weighted average common shares
     outstanding                                1,961,376       1,979,046
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows (Unaudited)

                                              For Six Months Ending
                                                     January 31,
                                                1995            1994
                                            -------------   -------------
   Cash flows from operating activities:
     Cash received from rentals             $   1,496,116   $   1,321,721
     Interest received                            707,138         768,834
     Cash paid to suppliers and employees      (1,077,721)       (935,519)
     Interest paid, net of amounts
       capitalized                               (617,442)       (616,728)
     Income taxes paid                            (95,000)         (4,452)
                                            -------------   -------------

          Net cash provided by
            operating activities                  413,091         533,856
                                            -------------   -------------

   Cash flows from investing activities:
     Proceeds of sales of real estate             263,960         629,327
     Proceeds of sales of marketable
       securities                                                  25,085
     Collections on contracts, mortgages
       and finance notes                          931,444       2,299,911
     Investment in contracts, mortgages
       and finance notes receivable              (198,246)        (70,250)
     Additions to rental properties,
       vehicles and equipment                  (1,038,104)     (2,015,106)
     Purchase of marketable securities                              1,368
     Increase in restricted investments
       and cash equivalents                       (29,006)        (12,340)
                                            -------------   -------------

          Net cash provided by (used in)
            investing activities                  (69,952)        857,995
                                            -------------   -------------

   Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreement                (1,546,778)        334,444
     Installment contracts, mortgage
       notes and notes payable                  1,700,000
     Payments on installment contracts,
       mortgage notes and notes payable          (715,597)     (1,455,448)
     Proceeds of sales of debenture bonds         628,691         729,959
     Redemption of debenture bonds               (837,872)     (1,210,579)
     Purchase and retirement of
       treasury stock                             (37,255)         (6,371)
                                            -------------   -------------

          Net cash used in
            financing activities                 (808,811)     (1,607,995)
                                            -------------   -------------

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                              For Six Months Ending
                                                     January 31,
                                                1995            1994
                                            -------------   -------------
   Net decrease in cash and cash
     equivalents                            $    (465,672)  $    (216,144)
   Cash and cash equivalents, beginning
     of period                                    511,863         345,706
                                            -------------   -------------

   Cash and cash equivalents, end of
     period                                 $      46,191   $     129,562
                                            =============   =============

   Reconciliation of net income to net
     cash provided by operating activities:
       Net income                           $     189,424   $      28,983
       Adjustment to reconcile net
          income to net cash provided
          by operating activities:
            Depreciation and amortization         360,049         350,301
            Deferred financing income
              realized                            (54,258)        (67,275)
            Interest accrued on debenture
              bonds                               237,176         247,903
            (Gain) on sales of
              marketable securities                                (4,445)
            Gain on sale of real estate          (403,154)       (226,672)
            Decrease (increase) in assets:
              Accrued interest receivable           1,769          14,327
              Other                               104,309          (5,971)
            Increase (decrease) in
              liabilities:
                Accrued expenses                  (25,375)        165,307
                Income tax                          6,797          31,398
                Deferred income tax                (3,646)
                                            -------------   -------------
          Net cash provided by
            operating activities            $     413,091   $     533,856
                                            =============   =============
   Supplemental schedule of noncash
     investing and financing activities:
       Additions to investment in rental
          properties and properties held
          for sale through contract
          foreclosure                       $       6,060   $      23,225
       Mortgages and contracts payable
          financing related to investments
          in properties                                           134,764
       Utility assessment on rental
          property                                                223,300
       Company financed sale of property          623,000       2,787,460

                  PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


   Note 1.  Basis of Presentation

   The consolidated financial statements include the accounts of Pacific Security Companies and its subsidiaries ("Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

   These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1994, filed with the Securities and Exchange Commission.

   The results of operations for the six months ended January 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Financial Condition and Liquidity

   At January 31, 1995, the Company had total stockholder's equity of approximately $9,693,000 and a total liabilities to equity ratio of 2.50 to 1, which improved from 2.59 to 1 at July 31, 1994. During the first six months of the fiscal year, the Company's primary sources of funds were approximately $413,000 from operations, $264,000 from sales of real estate and $931,000 in real estate contract collections. The primary uses of funds were approximately $1,038,000 for rental property improvements and approximately $772,000 in net repayment of interest-bearing debt. The Company anticipates that cash flow from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $5,476,763 was outstanding at January 31, 1995, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to develop land held for sale or development.

   Results of Operations (Three Months)

   The Company's net loss for the quarter ended January 31, 1995 was approximately $46,000 compared with a net loss of approximately $65,000 for the quarter ended January 31, 1994. The loss was primarily attributable to a reduction in gain on sales of real estate and higher salaries, commissions and administrative expenses.

   Rental income increased by $60,943 (9.4%) to approximately $709,000 in the quarter ended January 31, 1995 from approximately $648,000 in 1994.
   Rental income received from tenants in newly-remodeled office building space more than offset the reduction of approximately $23,000 in rent due to the sale of the Hastings Building.

   Rental property expenses were $90,508 (16.3%) higher in fiscal 1995 than for the comparable three months in 1994. This primarily resulted from increased interest expense of $59,758 (67.6%) due to the $1.7 million mortgage loan on the Pier One Building and other operating expenses of $33,465 (11.4%), which more than offset a reduction in depreciation of $2,715 (1.5%).

   Interest income and amortized discount was $16,110 (4.3%) less for the three months ending January 31, 1995, compared with the similar period in 1994, as the average outstanding balance in contracts and notes receivable declined during the period.

   Interest expense, exclusive of interest on debt associated with rental properties, decreased by $60,655 in fiscal 1995 compared with fiscal 1994. This was primarily caused by a reduction in interest-bearing debt and increased capitalization of interest on land being developed.

   Results of Operations (Six Months)

   The Company's net income for the six months ended January 31, 1995 was approximately $189,000 compared with net income of approximately $29,000 for the six months ended January 31, 1994. The increase in rental income and gain on sales of real estate was partially offset by a decline in interest income and amortized discount on real estate contracts in fiscal 1995 compared with fiscal 1994. The fiscal 1995 sale of the Hastings Building resulted in a gain of approximately $403,000. Seller financing was provided for $623,000 of the $965,000 sales price for the Hastings Building.

   Rental income increased by $149,000 (11.7%) to approximately $1,420,000 in the six months ended January 31, 1995 from approximately $1,271,000 in fiscal 1994. This primarily resulted from rental income received from tenants in newly-remodeled office building space which more than offset the reduction of approximately $31,000 in rent due to the sale of the Hastings Building.

   Rental property expenses were $95,030 (8.5%) higher in fiscal 1995 than for fiscal 1994. This resulted from increased interest expense of $57,579 (30.8%), depreciation of $9,212 (2.7%) and other operating expenses of $28,239 (8.5%).

   Interest income and amortized discount was $57,353 (7.0%) less for the six months ending January 31, 1995 compared with the similar period in 1994, as the average outstanding balance in contracts and notes receivable declined during the period.

   Interest expense, exclusive of interest on debt associated with rental properties, decreased by $89,822 (12.8%) in fiscal 1995 compared with fiscal 1994. This was primarily caused by a reduction in interest-bearing debt and increased capitalization of interest on land being developed.

   Salaries and commissions increased by $9,816 (3.5%) in fiscal 1995 compared with fiscal 1994 primarily because of pay rate increases.

   General and administrative expenses decreased by $1,633 (.9%) in fiscal 1995 compared with fiscal 1994. Management closely reviews these expenses.

   Federal income tax provision increased by $62,301 (173.8%) in fiscal 1995 compared with fiscal 1994 due to the increase in taxable income.

   Part II.  Other Information

   Item 6 - Exhibits and Reports on Form 8-K.

   Exhibit 27 - Financial Data Schedule.


   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   PACIFIC SECURITY COMPANIES



   /s/ Wayne E. Guthrie                    February 23, 1995
   ---------------------------             -----------------
   Wayne E. Guthrie                        Date
   President and Chief Executive Officer



   /s/ Donald J. Migliuri                   February 23, 1995
   ---------------------------              -----------------
   Donald J. Migliuri                       Date
   Secretary-Treasurer