Form 10-Q
period 1995-04-30
PACIFIC SECURITY COMPANIES
filed 1995-06-12
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1995

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

  [ X ] Yes     [  ] No

  Part I.  Financial Information

                     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                 Consolidated Balance Sheets

                                            April 30,        July 31,
                                               1995            1994
                                            (Unaudited)
                                            -----------     ------------
             ASSETS

   Cash:
     Cash and cash equivalents:
       Unrestricted                         $      22,100   $     511,861
       Restricted                                 189,764         362,239
                                            -------------   -------------
                                                  211,864         874,100
   Receivables:
     Contracts, mortgages and finance
       notes receivable, net:
          Related parties                       1,113,274       1,093,593
          Unrelated                            12,206,346      13,364,365
                                            -------------   -------------
                                               13,319,620      14,457,958

     Accrued interest                             109,102         125,047
     Other                                         46,074          63,854
                                            -------------   -------------
                                               13,474,796      14,646,859
                                            -------------   -------------

   Investment in rental properties             15,625,257      15,742,637
                                            -------------   -------------
   Other investments:
     Property held for sale                     3,380,633       2,931,796
     Marketable securities                         95,804         127,704
     Restricted investments                       276,180          50,448
     Other, at cost                                49,768          76,933
                                            -------------   -------------

            Total other investments             3,802,385       3,186,881
                                            -------------   -------------
   Other assets:
     Vehicle and equipment, less
       accumulated depreciation of
       $194,092 and $179,026,
       respectively                                28,622          41,531
     Prepaid expenses                             283,329         350,671
                                            -------------   -------------

            Total other assets                    311,951         392,202
                                            -------------   -------------

            Total assets                    $  33,426,253   $  34,842,679
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            April 30,         July 31,
                                               1995            1994
                                            (Unaudited)
                                            -----------     ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Note payable, bank                     $   5,180,833   $   7,023,541
     Installment contracts and
       mortgage notes payable:
          Related parties                           6,931           7,819
          Unrelated                             7,027,977       6,647,708
                                            -------------   -------------
                                                7,034,908       6,655,527

     Debenture bonds                            8,802,418       8,567,231
     Accrued expenses and other
       liabilities:
          Related parties                         222,711         303,094
          Unrelated parties                       646,236         756,742
                                            -------------   -------------
                                                  868,947       1,059,836

     Federal income taxes:
       Currently payable                           30,484          28,203
       Deferred                                 1,364,986       1,424,986
                                            -------------   -------------
                                                1,395,470       1,453,189

            Total liabilities                  23,282,576      24,759,324
                                            -------------   -------------

   Commitments and contingencies

   Redeemable Class A preferred stock,
     $100 par value; authorized
     20,000 shares; issued and
     outstanding 10,400 shares                  1,040,000       1,040,000
   Less:  Discount on issuance of
     preferred stock                             (520,000)       (520,000)
                                            -------------   -------------
                                                  520,000         520,000
                                            -------------   -------------

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            April 30,         July 31,
                                               1995            1994
                                            (Unaudited)
                                            -----------     ------------

   Stockholders' equity:
     Common stock authorized
       (2,500,000 no par value
       shares, $3 stated value;
       issued and outstanding
       1,958,595 and 1,965,595
       shares, respectively)                $   5,875,786   $   5,896,786
     Additional paid-in capital                 1,746,261       1,760,261
     Retained earnings                          2,010,722       1,883,499
     Net unrealized gain (loss) on
       marketable securities                       (9,092)         22,809
                                            -------------   -------------
            Total stockholders' equity          9,623,677       9,563,355
                                            -------------   -------------

            Total liabilities and
              stockholders' equity          $  33,426,253   $  34,842,679
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                      Consolidated Statements of Operations (Unaudited)

                                              For Three Months Ending
                                                     April 30,
                                                1995            1994
                                            -------------   -------------
   Income:
     Rental                                 $     711,887   $     672,877
     Interest (related parties $30,799
       and $20,742, respectively)                 337,700         362,517
     Amortization of discounts on
       real estate contracts                       18,611          37,134
     Gain on sales of real estate                   9,275         (38,143)
     Other                                        (22,695)         20,424
                                            -------------   -------------
                                                1,054,778       1,054,809
                                            -------------   -------------
   Expenses:
     Rental operations:
       Depreciation and amortization              174,518         167,828
       Interest                                   125,932          86,461
       Other                                      313,599         255,420
                                            -------------   -------------
                                                  614,049         509,709
                                            -------------   -------------

     Interest (related parties $5,239
       and $15,362, respectively),
       net of amount capitalized                  283,054         345,913
     Salaries and commissions                     187,937         177,606
     General and administrative                    58,056          40,168
     Depreciation                                   4,463           4,765
     Uncollectible accounts                                           821
                                            -------------   -------------
                                                1,147,559       1,078,982
                                            -------------   -------------

   Loss before federal income tax                 (92,781)        (24,173)
   Federal income tax (provision)
     benefit                                       28,370          25,088
                                            -------------   -------------

   Net income (loss)                        $     (64,411)  $         915
                                            =============   =============

   Net loss per common share                $        (.03)  $         .00
                                            =============   =============

   Weighted average common shares
     outstanding                                1,957,156       1,978,823
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                        Consolidated Statements of Income (Unaudited)

                                              For Nine Months Ending
                                                     April 30,
                                                1995            1994
                                            -------------   -------------
   Income:
     Rental                                 $   2,131,421   $   1,943,431
     Interest (related parties $92,185
       and $89,011, respectively)               1,043,503       1,117,488
     Gain on sale of securities                                     4,445
     Service fees and options                       2,600             980
     Amortization of discounts on
       real estate contracts                       70,318          97,026
     Gain on sales of real estate                 412,429         188,529
     Other                                         (8,841)         62,661
                                            -------------   -------------
                                                3,651,430       3,414,560
                                            -------------   -------------
   Expenses:
     Rental operations:
       Depreciation and amortization              523,965         508,063
       Interest                                   370,157         273,107
       Other                                      928,631         842,213
                                            -------------   -------------
                                                1,822,753       1,623,383
                                            -------------   -------------

     Interest (related parties $22,343
       and $61,221, respectively),
       net of amount capitalized                  897,680       1,050,361
     Salaries and commissions                     479,632         459,485
     General and administrative                   241,507         225,252
     Depreciation                                  15,065          14,598
     Uncollectible accounts                                           821
                                            -------------   -------------
                                                3,456,637       3,373,900
                                            -------------   -------------

   Income before federal income tax               194,793          40,660
   Federal income tax provision                    69,781          10,762
                                            -------------   -------------

   Net income                               $     125,012   $      29,898
                                            =============   =============

   Net income per common share              $         .06   $         .02
                                            =============   =============

   Weighted average common shares
     outstanding                                1,961,376       1,978,543
                                            =============   =============

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows (Unaudited)

                                              For Nine Months Ending
                                                     April 30,
                                                1995            1994
                                            -------------   -------------
   Cash flows from operating activities:
     Cash received from rentals             $   2,202,455   $   2,043,129
     Interest received                          1,056,567       1,108,928
     Cash paid to suppliers and employees      (1,801,321)     (1,649,430)
     Interest paid, net of amounts
       capitalized                               (913,519)       (948,294)
     Income taxes paid                           (127,500)
                                            -------------   -------------

          Net cash provided by
            operating activities                  416,682         554,333
                                            -------------   -------------

   Cash flows from investing activities:
     Proceeds of sales of real estate             264,257         712,279
     Proceeds of sales of marketable
       securities                                                  38,553
     Collections on contracts, mortgages
       and finance notes                        2,132,942       3,154,190
     Investment in contracts, mortgages
       and finance notes receivable              (242,264)        (90,405)
     Additions to rental properties,
       vehicles and equipment                  (1,396,413)     (2,575,891)
     Increase in restricted investments
       and cash equivalents                       (46,794)        (25,544)
                                            -------------   -------------

          Net cash provided by
            investing activities                  711,728       1,213,182
                                            -------------   -------------

   Cash flows from financing activities:
     Net borrowings (payments) under
       line-of-credit agreement                (1,842,708)        663,813
     Proceeds from installment contracts,
       mortgage notes and notes payable         1,700,000
     Payments on installment contracts,
       mortgage notes and notes payable        (1,320,620)     (1,929,913)
     Proceeds of sales of debenture bonds         813,115         923,975
     Redemption of debenture bonds               (932,958)     (1,588,303)
     Purchase and retirement of
       treasury stock                             (35,000)         (7,931)
                                            -------------   -------------

          Net cash used in
            financing activities               (1,618,171)     (1,938,359)
                                            -------------   -------------

                         PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                              For Nine Months Ending
                                                     April 30,
                                                1995            1994
                                            -------------   -------------
   Net decrease in cash and cash
     equivalents                            $    (489,761)  $    (170,844)
   Cash and cash equivalents, beginning
     of period                                    511,861         345,707
                                            -------------   -------------

   Cash and cash equivalents, end of
     period                                 $      22,100   $     174,863
                                            =============   =============

   Reconciliation of net income to net
     cash provided by operating activities:
       Net income                           $     125,012   $      29,898
       Adjustment to reconcile net
          income to net cash provided
          by operating activities:
            Depreciation and amortization         539,044         523,010
            Deferred financing income
              realized                            (73,045)       (104,776)
            Interest accrued on debenture
              bonds                               355,030         365,814
            (Gain) on sales of
              marketable securities                                (4,445)
            Gain on sale of real estate          (412,429)       (188,529)
            Bad debts                                                 822
            Decrease (increase) in assets:
              Accrued interest receivable          13,375          (7,907)
              Other                               106,181         (94,085)
            Increase (decrease) in
              liabilities:
                Accrued expenses                 (178,769)         23,770
                Income tax                        (57,719)         10,762
                                            -------------   -------------
          Net cash provided by
            operating activities            $     416,680   $     554,334
                                            =============   =============
   Supplemental schedule of noncash
     investing and financing activities:
       Additions to investment in rental
          properties and properties held
          for sale through contract
          foreclosure                       $       6,060   $      23,225
       Mortgages and contracts payable
          financing related to investments
          in properties                                           134,764
       Utility assessment on rental
          property                                                 71,224
       Company financed sale of property          639,400       2,787,460

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

   The results of operations for the nine months ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Financial Condition and Liquidity

   At April 30, 1995, the Company had total stockholder's equity of approximately $9,624,000 and a total liabilities to equity ratio of 2.42 to 1, which improved from 2.59 to 1 at July 31, 1994. During the first nine months of the fiscal year, the Company's primary sources of funds were approximately $417,000 from operations, $264,000 from sales of real estate and $2,133,000 in real estate contract collections. The primary uses of funds were approximately $1,396,000 for rental property improvements and approximately $1,583,000 in net repayment of interest-bearing debt. The Company anticipates that cash flow from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $5,180,833 was outstanding at April 30, 1995, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to develop land held for sale or development, including a golf driving range and instruction facility.

   Results of Operations (Three Months)

   The Company's net loss for the quarter ended April 30, 1995 was approximately $64,000 compared with net income of approximately $1,000 for the quarter ended April 30, 1994. The loss was primarily attributable to higher rental expenses.

   Rental income increased by $39,000 (5.8%) to approximately $712,000 in the quarter ended April 30, 1995 from approximately $673,000 in 1994. Rental income received from tenants in newly-remodeled office building space more than offset the reduction of approximately $23,000 in rent due to the sale of the Hastings Building.

   Rental property expenses were $104,340 (20.5%) higher in fiscal 1995 than for the comparable three months in 1994. This resulted from increased interest expense of $39,471 (45.7%) primarily due to the $1,700,000 mortgage loan on the Pier One Building, increased other operating expenses of $58,179 (22.8%) and increased depreciation of $6,690 (4.0%).

   Interest income and amortized discount was $43,340 (10.8%) less for the three months ended April 30, 1995 compared with the similar period in 1994 as the average outstanding balance in contracts and notes receivable declined during the period.

   Interest expense, exclusive of interest on debt associated with rental properties, decreased by $62,859 in fiscal 1995 compared with fiscal 1994. This was primarily caused by a reduction in interest-bearing debt and increased capitalization of interest on land being developed.

   Results of Operations (Nine Months)

   The Company's net income for the nine months ended April 30, 1995 was approximately $125,000 compared with net income of approximately $30,000 for the nine months ended April 30, 1994. The increase in rental income and gain on sales of real estate was partially offset by a decline in interest income and amortized discount on real estate contracts in fiscal 1995 compared with fiscal 1994. The fiscal 1995 sale of the Hastings Building resulted in a gain of approximately $403,000 which more than doubled the prior year's gain on sale of real estate. Seller financing was provided for $623,000 of the $965,000 sales price for the Hastings Building.

   Rental income increased by $188,000 (9.7%) to approximately $2,131,000 in the nine months ended April 30, 1995 from approximately $1,943,000 in fiscal 1994. This primarily resulted from rental income received from tenants in newly-remodeled office building space which more than offset the reduction of approximately $54,000 in rent due to the sale of the Hastings Building.

   Rental property expenses were $199,370 (12.3%) higher in fiscal 1995 than for fiscal 1994. This resulted from increased interest expense of $97,050 (35.5%) depreciation of $15,902 (3.1%) and other operating expenses of $86,418 (10.3%).

   Interest income and amortized discount was $100,693 (8.3%) less for the nine months ended April 30, 1995 compared with the similar period in 1994 as the average outstanding balance in contracts and notes receivable declined during the period.

   Interest expense, exclusive of interest on debt associated with rental properties, decreased by $152,681 (14.5%) in fiscal 1995 compared with fiscal 1994. This was primarily caused by a reduction in interest-bearing debt and increased capitalization of interest on land being developed.

   Salaries and commissions increased by $20,147 (4.4%) in fiscal 1995 compared with fiscal 1994 primarily because of pay rate increases.

   General and administrative expenses increased by $16,255 (7.2%) in fiscal 1995 compared with fiscal 1994 primarily because of increased legal expenses.

   Federal income tax provision increased by $59,019 (548.4%) in fiscal 1995 compared with fiscal 1994 due to the increase in taxable income.

   Part II.  Other Information

   Item 6 - Exhibits and Reports on Form 8-K.

   Reports on Form 8-K:
     None

   Exhibits:
     Exhibit 27 - Financial Data Schedule.


   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   PACIFIC SECURITY COMPANIES



   /s/ Wayne E. Guthrie                     June 2, 1995
   ---------------------------              -----------------
   Wayne E. Guthrie                         Date
   President and Chief Executive Officer



   /s/ Donald J. Migliuri                   June 2, 1995
   ---------------------------              -----------------
   Donald J. Migliuri                       Date
   Secretary-Treasurer