Form 10-K
period 1995-07-31
PACIFIC SECURITY COMPANIES
filed 1995-10-30
CIK 203159

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-K

     (Mark One)

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended July 31, 1995

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                          Commission file number 0-6673

                           PACIFIC SECURITY COMPANIES
             (Exact name of registrant as specified in its charter)

               Washington                                    91-0669906
     ------------------------------                     -------------------
     State or other jurisdiction of                       (I.R.S. Employer
     incorporation of organization)                     Identification No.)

            N. 10 Post Street
           525 Peyton Building
           Spokane, Washington                                 99201
     ------------------------------                     -------------------
          (Address of principal                              (Zip code)
           executive offices)

     Registrant's telephone number, including area code:  (509) 624-0183

     Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
                                                         exchange on which
           Title of each class                               registered
     ------------------------------                     -------------------
                  None                                          None

     Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value shares
                        ---------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes  X   No
                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K.   X
                                                         ---
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant: There is no regular, established market for trading in the Company's common stock. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not determinable.

     On July 31, 1995, the registrant had outstanding 1,958,067 shares of common stock, no par value ($3 stated value) and 10,400 shares of Class A preferred stock, $100 par value.

     Documents incorporated by reference:  none.

     Number of pages in this document is 57.

                           PACIFIC SECURITY COMPANIES

                             FORM 10-K ANNUAL REPORT

                                Table of Contents
                                  ____________


                                                                       Page

     PART I

     Item 1.   Business                                                   1
     Item 2.   Properties                                                 3
     Item 3.   Legal Proceedings                                          7
     Item 4.   Submission of Matters to a Vote of Security Holders        7


     PART II

     Item 5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters                              8
     Item 6.   Selected Financial Data                                    9
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     10
     Item 8.   Financial Statements and Supplementary Data               14
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     43


     PART III

     Item 10.  Directors and Executive Officers of the Registrant        44
     Item 11.  Executive Compensation                                    46
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management                                          47
     Item 13.  Certain Relationships and Related Transactions            48


     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                     49

                                     PART I
     Item 1.   BUSINESS

     (a) Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc. the surviving corporation, was changed to Pacific Security Companies as of the date of the merger.

          Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing and selling real properties. The merged corporation has continued these activities. Total assets of the registrant at July 31, 1995 and 1994 were $35,351,486 and $34,842,679, respectively, and real estate contracts represent approximately 38% and 41% of the respective asset totals. Many of the contracts have fixed contractual interest rates from 5.25% to 14.25% and there is no provision for changing these rates to current market rates. However, for real estate contracts purchased by the Company, most contracts have been purchased at a discount from the contract balance which increases the effective yield. Newer contracts bear interest rates based on current market conditions.
          Recently, the Company began originating contracts that provided for variable interest rates that fluctuate with the prime rate. At July 31, 1995, approximately $665,000 of real estate contracts provide for variable interest rates. Beginning in fiscal 1994, the Company began curtailing its contract acquisitions and presently primarily originates contracts to facilitate the sale of real estate held for sale or development. The total amount invested in real estate contracts and mortgages of $13,457,896 as of July 31, 1995 is $1,000,062 less than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 0.8% as of July 31, 1995 and 2.0% as of July 31, 1994. Management continues to emphasize enforcement of the Company's credit and collection policies.

          In fiscal 1995, the Company continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. Correspondingly, the acquisition of additional real estate contracts were minimal, other than for Company financed sales of its real estate.

          In fiscal 1995, the Company began construction of Birdies Golf Center (Birdies). The golf center features a 56-tee driving range, a fully-lighted, contoured fairway with 5 target greens, a high-quality pro shop, teaching studios and an 8,000-square-foot putting green. Birdies will serve as a practice and teaching center for all levels of golfers and will additionally sell golf clubs and related golfing supplies. Birdies has been constructed on land held for development by the Company since 1990. The Company completed construction of the Birdies facility and commenced operations of the facility in September 1995. As of July 31, 1995, approximately $1.3 million had been incurred for the construction of Birdies.

          Additionally, in fiscal 1995, the Company began developing certain land for residential development. The Company started construction of roads and bringing utilities to the project. The project, known as Tanglewood Ranch Park Estates (Tanglewood), when completed, will offer 21 ten-acre parcels suitable for home construction.

          Investments in rental properties totalled $15,647,591 and $15,742,637 as of July 31, 1995 and 1994, respectively. The decrease is primarily the net result of increased additional costs offset by depreciation and the sale of certain rental properties in 1995. Other real property held for sale totalled $3,205,951 and $2,931,796 as of July 31, 1995 and 1994,
          respectively. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold on an installment basis for tax purposes in order to minimize and defer related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

          With the Company's continued emphasis on the development and leasing of commercial real estate and multi-family housing, rental income has increased from $2,635,215 in fiscal 1993 to $2,832,139 in fiscal 1995. During the same period, interest income, including the amortization of discounts on real estate contracts, has declined from 39% of total income in fiscal 1993 to 30% of total income in fiscal 1995. The Company expects to continue its emphasis on the development and leasing of commercial real estate in fiscal 1996 along with the operation of Birdies and marketing of the Tanglewood parcels. The Company has contractual commitments for capital expenditures in fiscal 1996 relating to the development of Birdie's amounting to approximately $560,000 at July 31, 1995. Additionally, the Company expects to incur approximately $150,000 of development costs associated with Tanglewood in fiscal 1996. There are no commitments other than the remaining remodeling costs associated with improvements for commercial buildings. The Company's fiscal 1996 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2 - Properties.

          The Company's business is concentrated in financing real estate contracts, developing real estate for sale or lease and the operation of Birdies. The Company is in competition with financial institutions who invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington. As of July 31, 1995, the Company employed a total of 26 people, 11 of whom are in its office at N. 10 Post Street in Spokane, Washington.

     Item 2.   PROPERTIES

     As of July 31, 1995, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

     Properties Located in Spokane County, Washington:
     ------------------------------------------------

                                                                        July 31, 1995
                                                           ----------------------------------------
                                                              Rental/         Net        Mortgage
       Date                                                 Development     Carrying    or Contract
     Acquired          Description of Property                Status         Value      Obligation
     --------   -----------------------------------------  -------------   ----------   -----------
     Commercial:
     ----------
       1979     The Peyton Building at N. 10 Post Street   Substantially   $3,262,276   $ 1,010,163
                contains approximately 85,000 square feet  Leased
                of rentable space.  Substantial improve-
                ments have been made to the building
                since its acquisition.  Remodeling of
                this office building continues as new
                occupancy warrants.  The Company's offices
                are located in this building.

       1979     The Hutton Building at S. 10 Washington    Substantially   $3,425,125   $   169,892
                contains approximately 56,000 square feet  Leased
                of rentable space.  Substantial improve-
                ments have been made to the building
                since its acquisition.  Remodeling of
                this building continues as new occupancy
                warrants.  The Company also acquired two
                other buildings and 25,000 square feet
                for parking near this building.

       1987     Retail office building located at          Leased          $  205,719   $   154,491
                E. 11128 Sprague Avenue.  The property
                is occupied by four tenants.

     -----------------------------------------------------------

                                                                         July 31, 1995
                                                           ----------------------------------------
                                                              Rental/         Net        Mortgage
       Date                                                 Development     Carrying    or Contract
     Acquired          Description of Property                Status         Value      Obligation
     --------   -----------------------------------------  -------------   ----------   -----------
     Commercial, Continued:
     ---------------------
       1982     The Walker/McGough Building is an          Vacant          $  477,423
                approximately 15,000-square-foot office
                building.

       1984     Bank Branch Building at W. 102 Indiana     Leased          $  467,391
                Avenue is under a long-term lease.

      Various   The Valley Mini-Storage complex which      Substantially   $1,131,241   $   391,623
                includes 560 storage units.                Rented

       1992     The Pier One Building is a commercial      Leased          $3,643,334   $ 1,654,524
                building.  During fiscal 1993 and 1994,
                substantial remodeling was completed.
                The building has two major tenants, who
                occupy over 60% of the space, and
                several other smaller tenants for the
                remaining space.

       1992     The Cellular One Building is a commercial  Leased          $  835,550
                building constructed by the Company on
                the north river bank in Spokane.

       1976     A fast food restaurant building in         Leased          $   27,010
                Cheney, Washington.


     -----------------------------------------------------------

                                                                         July 31, 1995
                                                           ----------------------------------------
                                                              Rental/         Net        Mortgage
       Date                                                 Development     Carrying    or Contract
     Acquired          Description of Property                Status         Value      Obligation
     --------   -----------------------------------------  -------------   ----------   -----------
     Commercial, Continued:
     ---------------------
       1990     The Nevada-Holland property consists of    Under           $2,199,384
                40 acres of raw land in a location where   development
                there has been substantial commercial and
                residential development.  The Company has
                used 14 acres of the property for the
                Birdies development.

       1991     Tanglewood Ranch Park Estates in south     Under           $1,143,243
                Spokane County was acquired through a      development
                judicial foreclosure.  The area consisted
                of approximately 330 acres of undeveloped
                land.  In fiscal 1995, the Company com-
                menced the development of this property
                which, when completed, will result in 21
                fully-developed residential lots.

       1990     The north river bank in Spokane consists   Undeveloped     $  601,797
                of parcels of undeveloped commercial real
                estate.

     Multi-Family Housing:
     --------------------
       1979     The East Valley Terrace Apartments         Fully           $  391,038   $   447,144
                is a 48-unit apartment complex.  The       Occupied
                apartment complex is a Department of
                Housing and Urban Development (HUD)
                project.

     -----------------------------------------------------------

                                                                         July 31, 1995
                                                           ----------------------------------------
                                                              Rental/         Net        Mortgage
       Date                                                 Development     Carrying    or Contract
     Acquired          Description of Property                Status         Value      Obligation
     --------   -----------------------------------------  -------------   ----------   -----------
     Multi-Family Housing, Continued:
     -------------------------------
       1969     The Aqua View Apartments is a 129-unit     Fully           $  582,469   $   452,826
                apartment complex.  The complex is an      Occupied
                FHA 221(d)3 project occupied by elderly
                persons and receives rent subsidies from
                HUD.

       1991     The City View Apartments is a 21-unit      Fully           $  428,420
                apartment complex.                         Occupied

     Projects Located Outside Spokane County, Washington:
     ---------------------------------------------------
       1976     Retail store in Coeur d'Alene, Idaho       Leased          $  108,226   $    47,511
                containing 17,000 square feet.  The
                building is currently leased through
                1996.

       1993     Approximately six acres in Auburn,         Being           $  216,083
                Washington zoned for multi-family housing  Marketed
                were acquired through a foreclosure.

     Additionally, the Company has other less significant investments in real estate located primarily in the state of Washington.

     Item 3.  LEGAL PROCEEDINGS

     As of July 31, 1995, it is the opinion of management that there is no pending litigation that would have a materially adverse effect on the financial condition or operations of the registrant.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1995.

                                     PART II

     Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Principal Market.

          There is no established market for trading in the Company's common stock. Periodically, the Company will purchase and retire its common stock, but does not solicit such transactions.

     (b)  Stock Price and Dividend Information.

          There is no market information relative to the common stock price of the Company's stock as it is not actively traded. A dividend of $0.075 per common share totaling $150,786, declared as payable to stockholders of record as of July 31, 1989, was paid
          August 15, 1989. A dividend of $0.10 per common share or $200,211, declared as payable to stockholders of record as of July 31, 1990, was paid August 15, 1990. No dividends were declared in any of the years since 1990.

     (c)  Approximate Number of Holders of Common Stock.

          Common no par value -- 1,195 record holders.

     (d) There is only one class of common stock. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 1995, the Company also has issued 10,400 shares of Class A preferred stock owned by five holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal year ended July 31, 1995, dividends totaling $62,400 were declared and accrued on these shares. The dividend was paid on August 2, 1995. These preferred shares require redemption by the Company at par value ($1,040,000) in 2004.

     Item 6.   SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                             Years Ended July 31,
                                     -------------------------------------------------------------------
     Statement of Operations Data:      1995          1994          1993          1992          1991
     -----------------------------   -----------   -----------   -----------   -----------   -----------
     Rental income                   $ 2,832,139   $ 2,653,958   $ 2,635,215   $ 2,477,709   $ 2,202,809
     Interest income                   1,375,420     1,476,881     1,714,348     2,091,652     2,370,708
     Gains on sales of real estate       584,657       186,109       233,766       271,313       255,766
     Interest expense                  1,681,213     1,682,355     1,894,691     2,142,103     2,535,479
     Cumulative effect of change
       in accounting principle                --       (61,894)           --            --            --
     Net income (loss)                   159,310        71,558       140,412      (255,072)        7,702
     Net income (loss) applicable
       to common shareholders             44,910        71,558       140,412      (255,072)        7,702
     Net income (loss) per common
       share:
         Income before cumulative
           effect of change in
           accounting principle              .02           .07           .07          (.13)          .00
         Cumulative effect of
           change in accounting
           principle                          --          (.03)           --            --            --
                                     -----------   -----------   -----------   -----------   -----------
     Net income (loss) per common
       share                                 .02           .04           .07          (.13)          .00
                                     ===========   ===========   ===========   ===========   ===========
     Cash dividends per common share          --            --            --            --            --
     Average number of common shares
       outstanding                     1,960,746     1,977,889     1,986,911     1,996,143     2,000,427


                                                             Years Ended July 31,
                                     -------------------------------------------------------------------
     Balance Sheet Data
       (at year end):                   1995          1994          1993          1992          1991
     ----------------------------    -----------   -----------   -----------   -----------   -----------
     Contracts, mortgages and
       finance notes receivable,
       net                           $13,457,896   $14,457,958   $14,930,791   $19,815,303   $21,317,137
     Total assets                     35,351,486    34,842,679    35,898,448    37,601,731    39,877,153
     Notes and contracts payable      13,107,725    13,679,068    14,951,242    16,100,784    18,113,784
     Debentures                        9,179,484     8,567,231     8,763,867     9,906,777     9,630,831
     Stockholders' equity              9,544,017     9,563,355     9,521,032     9,389,970     9,580,465


     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Company engages in investing in real estate collateralized contracts and real estate that is either held for sale or developed and leased or sold as its primary activities. Additionally, in fiscal 1995, the Company developed Birdies, a golf center, that began operations in fiscal 1996. During the past two years, the Company has been emphasizing the development and lease of its commercial office building projects as demand for the available space in these projects has increased. Virtually all of the Company's development of these commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes. As a result of the Company's emphasis, operating lease income has become an increasingly larger portion of total Company income.

     The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concen-tration in Spokane County. The Company has concentrated its efforts primarily on the development and sale of existing real estate projects to maximize the return from those investments. The Company has curtailed its contract acquisitions and now primarily originates real estate contracts to facilitate the sale of its property held for sale or development.

     The Company finances its investments in real estate and contracts primarily through the sale of fixed rate debentures with terms ranging from one to ten years, real estate notes or mortgages, and a collateralized line-of-credit arrangement with a local bank. The Company intends to continue using these funding sources in the future.

     OPERATIONS

     For the years ended July 31, 1995, 1994 and 1993, the Company's net income was approximately $159,000, $72,000 and $140,000, respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, net income applicable to common shareholders was approximately $45,000 in fiscal 1995.

     INCOME

     Rental real estate activities have increased as more available space in existing projects has been let and rental rates have been increased. Total rental income has increased in each of fiscal 1995, 1994 and 1993 to approximately $2,832,000, $2,654,000 and $2,635,000, respectively. The Company anticipates this trend will continue as additional space is leased and rental rates increase. During the last three fiscal years, the expenses associated with rental operations have increased to approximately $2.4 million in fiscal 1995 but had previously remained relatively constant at approximately $2.2 million per year. However, the rental activities of the Company have continued to contribute more significantly to its profitability.

     The sum of interest income and amortization of discounts on acquired real estate contracts has continued to decline from approximately $1,898,000 and $1,610,000 in fiscal 1993 and 1994, respectively, to approximately $1,458,000 in fiscal 1995. This decline corresponds directly with the decline in the Company's investment in real estate contracts. The Company has curtailed its real estate contract acquisition activities to concentrate its efforts in renovating and leasing commercial office buildings and developing real estate. Collections on real estate contracts have significantly exceeded new acquisitions in each of the last three fiscal years. These funds were used to remodel and develop existing real estate projects and repay outstanding obligations.

     Gains on the sale of real estate were approximately $585,000, $186,000 and $234,000 in fiscal 1995, 1994 and 1993, respectively. The Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

     EXPENSES

     The expenses associated with rental operations have increased to approximately $2.4 million in fiscal 1995 from approximately $2.2 million for each of the fiscal years 1993 and 1994. As new tenants are added to the major office building projects, the Company anticipates increased depreciation and interest expense and other costs associated with the major remodeling projects. However, the resultant increase in rental income is anticipated to more than offset the expected increases in related costs.

     Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $1,263,000, $1,363,000 and $1,512,000 in fiscal 1995, 1994, and 1993, respectively. The decline in interest costs over the three-year period has been primarily as a result of a decrease in outstanding borrowings.

     Salaries and commissions and general and administrative costs have increased modestly in absolute dollar amounts for each of the last three fiscal years. With the completion of the Birdies operation in early fiscal 1996, the Company anticipates an increase in the number of employees and related salaries and other administration costs.

     The Company's effective income tax rate as a percentage of income before federal income tax was 35% in fiscal 1995. Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this standard was a charge to operations of $61,894 in fiscal 1994.

     FINANCIAL CONDITION AND LIQUIDITY

     At July 31, 1995, the Company had total stockholders' equity of approximately $9,544,000 and a total liabilities to equity ratio of
     2.64 to 1, which increased slightly from 2.59 to 1 a year before. In fiscal 1995, the Company's primary sources of funds were approximately $1,100,000 from operations, $293,000 from the sale of real estate, $2,544,000 in real estate contract collections, $1,107,000 from the sale of debentures and $1.9 million from mortgage and notes payable. The primary uses of funds were approximately $3,147,000 used for the acquisition and improvements of real estate projects, $344,000 in net repayments on the line of credit and approximately $3,114,000 in repayment of outstanding long-term debt. As a holder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that much of the Company's investment in real estate contracts, and established real estate leases have fixed returns, as do the Company's debentures. Additionally, the Company will be affected by changes in the real estate market in Washington.

     Subsequent to July 31, 1995, the Company obtained financing collateralized by the City View Apartments. The loan was for $567,000 and is to be repaid in monthly installments through 2005. In addition to these loan proceeds, the Company anticipates that sales of debentures and the availability of funds under its $8,000,000 line of credit arrangement, of which only approximately $6,679,000 was outstanding at July 31, 1995, will be sufficient to fund its short- and intermediate-term needs to retire maturing debentures and mortgage obligations and continue development of its real estate projects as demand warrants.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     Index to Consolidated Financial Statements
                                                                       Page
                                                                       ----

     Report of independent accountants                                   15


     Financial statements:

       Consolidated balance sheets                                       16

       Consolidated statements of income                                 19

       Consolidated statements of stockholders' equity                   21

       Consolidated statements of cash flows                             22

       Notes to consolidated financial statements                        25

     REPORT OF INDEPENDENT ACCOUNTANTS



     Board of Directors and Shareholders
     Pacific Security Companies
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Pacific Security Companies and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Security Companies and subsidiaries as of July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



                                  /s/COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     October 5, 1995

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets
     July 31, 1995 and 1994

                       ASSETS                        1995          1994
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $   575,351   $   511,861
       Restricted (Note 2)                           188,510       362,239
                                                 -----------   -----------
                                                     763,861       874,100
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance notes
         receivable, net (Notes 3, 7, 8, 11
           and 12):
             Related parties                       1,092,875     1,093,593
             Unrelated                            12,365,021    13,364,365
                                                 -----------   -----------
                                                  13,457,896    14,457,958
       Accrued interest                              108,796       125,047
       Other                                          48,232        63,854
                                                 -----------   -----------
                                                  13,614,924    14,646,859
                                                 -----------   -----------

     Investment in rental properties (Notes 4
       and 7)                                     15,647,591    15,742,637
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,205,951     2,931,796
       Property under development (Note 5)         1,341,798
       Marketable securities (Note 6)                 96,379       127,704
       Restricted investments (Note 2)               270,650        50,448
       Other, at cost                                 49,768        76,933
                                                 -----------   -----------
                                                   4,964,546     3,186,881
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less accumulated
         depreciation of $197,217 and $179,026        25,497        41,531
       Prepaid expenses                              335,067       350,671
                                                 -----------   -----------
                                                     360,564       392,202
                                                 -----------   -----------
             Total assets                        $35,351,486   $34,842,679
                                                 ===========   ===========
     </table)

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued
     July 31, 1995 and 1994



        LIABILITIES AND STOCKHOLDERS' EQUITY         1995          1994
                                                 -----------   -----------
     Liabilities:
       Note payable to bank (Note 7)             $ 6,679,398   $ 7,023,541
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable (Notes 8 and 12):
           Related parties                           215,795         7,819
           Unrelated                               6,212,532     6,647,708
                                                 -----------   -----------
                                                   6,428,327     6,655,527
                                                 -----------   -----------
       Debenture bonds (Note 9)                    9,179,484     8,567,231
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties (Note 12)                   264,864       303,094
         Unrelated                                 1,269,985       756,742
                                                 -----------   -----------
                                                   1,534,849     1,059,836
                                                 -----------   -----------
       Federal income taxes (Note 10):
         Currently payable                            16,849        28,203
         Deferred                                  1,396,562     1,424,986
                                                 -----------   -----------
                                                   1,413,411     1,453,189
                                                 -----------   -----------
             Total liabilities                    25,235,469    24,759,324
                                                 -----------   -----------
     Commitments and contingencies (Notes 5
       and 9)

     Redeemable Class A preferred stock, $100
       par value; $100 redeemable value;
       authorized 20,000 shares; issued and
       outstanding, 10,400 shares (Note 11)        1,040,000     1,040,000
     Less: Net discount on issuance of
       preferred stock                              (468,000)     (520,000)
                                                 -----------   -----------
                                                     572,000       520,000
                                                 -----------   -----------
                                   (Continued)

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued
     July 31, 1995 and 1994


        LIABILITIES AND STOCKHOLDERS' EQUITY,
                      CONTINUED                      1995          1994
                                                 -----------   -----------
     Stockholders' equity (Note 12):
       Common stock authorized 2,500,000 no par
         value shares, $3 stated value; issued
         and outstanding, 1,958,067 and
         1,965,595 shares                        $ 5,874,202   $ 5,896,786
       Additional paid-in capital                  1,747,027     1,760,261
       Retained earnings                           1,928,409     1,883,499
       Unrealized gain (loss) on marketable
         securities, net of deferred income
         taxes of $2,895 and $0 (Note 6)              (5,621)       22,809
                                                 -----------   -----------
           Total stockholders' equity              9,544,017     9,563,355
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $35,351,486   $34,842,679
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Income
     for the years ended July 31, 1995, 1994 and 1993

                                           1995        1994        1993
                                        ----------  ----------  ----------
     Income:
       Rental (Notes 4 and 7)           $2,832,139  $2,653,958  $2,635,215
       Interest (Note 12)                1,375,420   1,476,881   1,714,348
       Gain on sale of securities                        4,445      25,119
       Service fees and options              3,600         980       6,750
       Amortization of discounts on
         real estate contracts              82,783     132,662     183,290
       Gain on sales of real estate        584,657     186,109     233,766
       Other, net                          (25,565)    114,052      23,417
                                        ----------  ----------  ----------
                                         4,853,034   4,569,087   4,821,905
                                        ----------  ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization     699,264     677,687     598,156
         Interest                          418,688     319,011     382,721
         Other                           1,332,205   1,197,641   1,230,132
                                        ----------  ----------  ----------
                                         2,450,157   2,194,339   2,211,009
       Interest, net of amount capital-
         ized (Notes 1 and 12)           1,262,525   1,363,344   1,511,970
       Salaries and commissions            565,245     504,627     493,759
       General and administrative          311,557     294,242     369,542
       Depreciation                         18,190      19,843      21,231
       Uncollectible accounts                  117         821       5,982
                                        ----------  ----------  ----------
                                         4,607,791   4,377,216   4,613,493
     Income before federal income tax
       provision and cumulative effect
       of change in accounting
       principle                           245,243     191,871     208,412

     Federal income tax provision
       (Note 10)                            85,933      58,419      68,000
                                        ----------  ----------  ----------
     Income before cumulative effect of
       change in accounting principle      159,310     133,452     140,412

     Cumulative effect of change in
       accounting principle (Note 1)                   (61,894)
                                        ----------  ----------  ----------

                                   (Continued)

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Income, Continued for the years ended July 31, 1995, 1994 and 1993

                                           1995        1994        1993
                                        ----------  ----------  ----------
     Net income                         $  159,310      71,558     140,412

       Less:  Preferred stock dividends    (62,400)
              Accretion of discount on
                preferred stock            (52,000)
                                        ----------  ----------  ----------
     Net income applicable to common
       shareholders                     $   44,910  $   71,558  $  140,412
                                        ==========  ==========  ==========

     Net income (loss) per common
       share:
         Income before cumulative
           effect of change in
           accountIng principle         $      .02  $      .07  $      .07
         Cumulative effect of change
           in accounting principle                        (.03)
                                        ----------  ----------  ----------
     Net income per common share        $      .02  $      .04  $      .07
                                        ==========  ==========  ==========
     Weighted average common shares
       outstanding                       1,960,746   1,977,889   1,986,911
                                        ==========  ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Stockholders' Equity for the years ended July 31, 1995, 1994 and 1993

                                                                               Unrealized
                                                      Additional               Gain(Loss)
                                            Common     Paid-In     Retained   onMarketable
                                            Stock      Capital     Earnings    Securities      Total
                                          ----------  ----------  ----------  -------------  ----------
     Balances, July 31, 1992              $5,969,713  $1,748,728  $1,671,529                 $9,389,970
       Net income                                                    140,412                    140,412
       Unrealized appreciation on
         marketable securities (Note 6)                                        $    5,259         5,259
       Purchase and retirement of common
         stock (8,803 shares)                (26,410)     11,801                                (14,609)
                                          ----------  ----------  ----------   ----------    ----------
     Balances, July 31, 1993               5,943,303   1,760,529   1,811,941        5,259     9,521,032
       Net income                                                     71,558                     71,558
       Unrealized appreciation on
         marketable securities (Note 6)                                            17,550        17,550
       Purchase and retirement of common
         stock (15,506 shares)               (46,517)       (268)                               (46,785)
                                          ----------  ----------  ----------   ----------    ----------
     Balances, July 31, 1994               5,896,786   1,760,261   1,883,499       22,809     9,563,355
       Net income                                                    159,310                    159,310
       Unrealized depreciation on
         marketable securities (Note 6)                                           (28,430)      (28,430)
       Purchase and retirement of common
         stock (7,528 shares)                (22,584)    (13,234)                               (35,818)
       Cash dividend declared on preferred
         stock                                                       (62,400)                   (62,400)
       Accretion of discount on preferred
         stock (Note 11)                                             (52,000)                   (52,000)
                                          ----------  ----------  ----------   ----------    ----------
     Balances, July 31, 1995              $5,874,202  $1,747,027  $1,928,409   $   (5,621)   $9,544,017
                                          ==========  ==========  ==========   ==========    ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows
     for the years ended July 31, 1995, 1994 and 1993

                                              1995         1994         1993
                                           -----------  -----------  -----------
     Cash flows from operating
       activities:
         Cash received from rentals        $ 2,861,797  $ 2,741,139  $ 2,624,110
         Interest received                   1,390,814    1,480,230    1,762,144
         Cash paid to suppliers and
           employees                        (1,832,994)  (2,295,699)  (1,420,191)
         Interest paid, net of amounts
           capitalized                      (1,184,699)  (1,263,433)  (1,941,303)
         Income taxes paid                     (97,500)     (30,000)    (166,564)
                                           -----------  -----------  -----------
             Net cash provided by
               operating activities          1,137,418      632,237      858,196
                                           -----------  -----------  -----------
     Cash flows from investing
       activities:
         Proceeds from sales of real
           estate                              293,138      707,730      559,765
         Proceeds from sales of market-
           able securities and other
           investments                           2,300       51,236      189,745
         Collections on contracts,
           mortgages and finance notes
           receivable                        2,543,914    3,572,465    4,714,698
         Investment in contracts,
           mortgages and finance
           notes receivable                   (242,399)     (90,550)  (1,550,476)
       Additions to rental properties,
         property held for sale,
         property under development,
         vehicles and equipment             (3,146,582)  (3,348,611)  (2,294,636)
       Increase in restricted invest-
         ments and cash equivalents            (46,473)     (19,634)     (90,160)
       Other                                    (2,121)                    5,661
                                           -----------  -----------  -----------
           Net cash provided by (used
             in) investing activities         (598,223)     872,636    1,534,597
                                           -----------  -----------  -----------
     Cash flows from financing
       activities:
         Net (repayments) borrowings
           under line-of-credit
           agreement                          (344,143)     929,681      423,123
         Net proceeds from installment
           contracts, mortgage notes
           and notes payable                 1,911,000                   550,471

                                      (Continued)

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued for the years ended July 31, 1995, 1994 and 1993

                                              1995         1994         1993
                                           -----------  -----------  -----------
     Cash flows from financing activities,
       continued:
         Payments on installment con-
           tracts, mortgage notes and
           notes payable                   $(2,138,200) $(2,067,091) $(1,881,786)
         Proceeds from sales of debenture
           bonds                             1,107,171    1,140,201      393,167
         Redemption of debenture bonds        (975,715)  (1,823,291)  (2,092,719)
         Proceeds from sale of preferred
           stock                                            520,000
         Purchase and retirement of common
           stock                               (35,818)     (46,785)     (14,609)
                                           -----------  -----------  -----------
             Net cash used in financing
               activities                     (475,705)  (1,347,285)  (2,622,353)
                                           -----------  -----------  -----------
     Net increase (decrease) in cash and
       cash equivalents                         63,490      157,588     (229,560)
     Cash and cash equivalents, beginning
       of year                                 511,861      354,273      583,833
                                           -----------  -----------  -----------
     Cash and cash equivalents, end of
       year                                $   575,351  $   511,861  $   354,273
                                           ===========  ===========  ===========
     Reconciliation of net income to net
       cash provided by operating
       activities:
         Net income                        $   159,310  $    71,558  $   140,412
         Adjustments to reconcile net
           income to net cash provided
           by operating activities:
             Depreciation and
               amortization                    717,454      697,530      619,387
             Deferred income tax
               provision (benefit)             (28,424)     (63,340)     108,432
             Cumulative effect of change
               in accounting for income
               taxes                                         61,894
             Deferred financing income
               realized                        (82,783)    (132,662)    (183,290)

                                      (Continued)

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued for the years ended July 31, 1995, 1994 and 1993


                                                 1995        1994        1993
                                              ----------  ----------  ----------
     Reconciliation of net income to net cash
       provided by operating activities,
       continued:
             Interest accrued on debenture
               bonds                          $  480,797  $  486,454  $  577,900
             Gain on sales of marketable
               securities                                     (4,445)    (25,119)
             Gain on sales of real estate       (584,657)   (186,109)   (233,766)
             Loss on other investment             24,865
             Uncollectible accounts                  117         821       5,982
             Change in assets and
               liabilities:
                 Accrued interest receivable      16,251       1,364      47,796
                 Prepaid expenses                 15,604    (216,548)
                 Accrued expenses                412,613    (176,039)     (8,519)
                 Income taxes payable            (11,354)     91,759    (206,590)
                 Other, net                       17,625                  15,571
                                              ----------  ----------  ----------
                     Net cash provided by
                       operating activities   $1,137,418  $  632,237  $  858,196
                                              ==========  ==========  ==========
     Supplemental schedule of noncash
       investing and financing activities:
         Additions to investment in rental
           properties and properties held
           for sale through contract fore-
           closures                           $    6,060  $   23,225  $2,429,054
         Mortgages and contracts payable
           financing related to investments
           in properties                                     134,764
         Utility assessment on rental
           property                                                      238,621
         Company financed sale of property     1,160,400   2,899,647     531,458
         Accretion of discount on preferred
           stock                                  52,000


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Notes to Financial Statements



      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            ORGANIZATION

            Pacific Security Companies (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling and leasing real properties and in contract and loan financing, collateralized by real estate. Most of the Company's business activity is concentrated within the state of Washington.

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aqua View Apartments, Inc., Henry George & Sons Co., Inc., Cooper-George Company and Park Manor, Inc. All significant intercompany accounts and transactions have been eliminated. The assets of Park Manor, Inc. were sold in August 1993. During the year ended June 30, 1993, Park Manor, Inc. had the following rental income and net loss:

                         Rental income              $173,283
                         Net loss                    (28,184)


            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a. Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition as established by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (see Note 4). Losses arising from sales of real estate are recognized immediately upon sale.

                Losses on investments in rental properties and properties held for sale or development are recognized if the anticipated undiscounted cash flows from operation or disposition are estimated to be less than the carrying value of the related asset.

            b. Contracts, mortgages and finance notes receivable are stated at unpaid principal balance, plus accrued interest, less acquisition discounts and an allowance for estimated uncollectible amounts, as necessary. No allowance has been provided for doubtful accounts at July 31, 1995 and 1994 because management either expects to collect the receivables in the ordinary course of business or recover

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            amounts through foreclosures and subsequent resale of the collateral. The value of the underlying collateral for notes and contracts receivable is estimated to be greater than the related notes and contracts. Interest continues to be accrued on non-performing receivables until such amount is not expected to be recovered.

            In May 1993, Statement of Financial Accounting Standards
            No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Company adopted this new standard August 1, 1995. The adoption of SFAS No. 114 did not have a material effect on the consolidated financial statements.

            c. Rental properties, including buildings and furniture, vehicles and office equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Depreciation is provided on the straight-line method over estimated useful lives as summarized below:

                                                              Years
                                                              -----
                     Rental properties:
                      Buildings                               15-40
                      Furniture                                5-10
                     Office equipment and furnishings          5-10
                     Vehicles                                   4-5

                Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

            d. The Company records foreclosed assets held for sale at the lower of (a) fair value minus estimated costs to sell, or
                (b) cost in accordance with Statement of Position 92-3 (SOP 92-3), "Accounting for Foreclosed Assets."

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            e. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective August 1, 1993.
                The cumulative effect of adopting SFAS No. 109 in fiscal 1994 was a charge to operations of $61,894. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. During the fiscal year ended July 31, 1993, the Company accounted for income taxes as required by Statement of Financial Accounting Standards No. 96.

            f. The Company amortizes discounts on purchased contracts using the level-yield method over the expected term of the contracts.

            g. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

            h.  All costs associated with self-constructed assets
                (including interest and real estate taxes) incurred during the construction period are capitalized. Interest costs of approximately $204,000, $152,000 and $90,000 were capitalized in fiscal 1995, 1994 and 1993, respectively.

            i. The Company accounts for its investments in certain marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company's investments are considered to be "available for sale" as defined in SFAS No. 115, and therefore are carried at market value. Unrealized gains and losses are excluded from operations and reported as a separate component of stockholders' equity, net of related income taxes, until realized. Prior to the adoption of SFAS No. 115 on July 31, 1993, marketable securities were valued at the lower of cost or market. The cost of investments sold was by specific identification.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            j. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and contracts, mortgages and finance notes receivable.

                As of July 31, 1995 and 1994, the Company has various cash and investment accounts totalling approximately $564,000 and $512,000, respectively, with one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

                The Company's contracts, mortgages and finance notes receivable are primarily from borrowers in Washington State and are collateralized principally by real estate in Washington. Additionally, the Company had five individual loans of approximately $3,670,000, $1,819,000, $1,378,000,
                $654,000 and $609,000 outstanding at July 31, 1995.

            k. Net income per common share is based on net income after deducting preferred stock dividends divided by the weighted average number of shares of common stock outstanding during each year.

            RECLASSIFICATIONS

            Certain consolidated financial statement amounts have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

      2.  RESTRICTED CASH EQUIVALENTS AND INVESTMENTS:

          At July 31, 1995 and 1994, the Company holds cash equivalents and investments which are restricted for the following purposes:

                                              1995                  1994
                                     ---------------------  ---------------------
                                                    U.S.                   U.S.
                                        Cash      Treasury     Cash      Treasury
                                     Equivalents   Notes    Equivalents   Notes
                                     -----------  --------  -----------  --------
            Tenant security deposits  $ 31,126               $ 27,783
            Mortgage reserves           31,337                 31,405
            Apartment complex
              replacement reserve
              required by the
              Department of Housing
              and Urban Development
              (HUD)                    117,377    $127,847    208,812
            Apartment complex
              residual receipts as
              required by HUD            8,670     142,803     94,239    $ 50,448
                                      --------    --------   --------    --------
                                      $188,510    $270,650   $362,239    $ 50,448
                                      ========    ========   ========    ========

          The U.S. Treasury note held in the replacement reserve bears interest at 6% and matures October 15, 1999. The two U.S. Treasury notes held in the residual receipts fund earn interest at 5.125% and 6% and mature November 15, 1995 and October 15, 1999, respectively. The U.S. Treasury note outstanding at July 31, 1994 bears interest at 5.25% and matures November 15, 1995.

      3.  CONTRACTS, MORTGAGES AND FINANCE NOTES RECEIVABLE:

          At July 31, 1995 and 1994, the aging of amounts due on contracts, mortgages and finance notes receivable was as follows:

                                                    1995          1994
                                                 -----------   -----------
            Current                              $13,578,288   $14,365,029
            31 to 60 days                            133,575       220,946
            60 to 90 days                             21,345        28,353
            Over 90 days                             108,998       303,322
                                                 -----------   -----------
                                                  13,842,206    14,917,650
            Less unearned acquisition discounts      384,310       459,692
                                                 -----------   -----------
                                                 $13,457,896   $14,457,958
                                                 ===========   ===========

          Substantially all of these receivables are collateralized by land, commercial buildings and single and multi-family residences. Interest rates on most loans are fixed and range from 5.25% to 14.25% at July 31, 1995 and 5.25% to 15.25% at
          July 31, 1994. Approximately $665,000 and $1,160,000 of loans outstanding at July 31, 1995 and 1994, respectively, have variable interest rates.


      4.  INVESTMENTS IN RENTAL PROPERTIES:

          Following is a summary of investments in rental properties at July 31, 1995 and 1994:

                                                    1995          1994
                                                 -----------   -----------
            Land                                 $ 3,063,976   $ 3,063,976
            Building and improvements             17,984,196    17,717,462
            Furniture and equipment                  902,665       753,847
                                                 -----------   -----------
                                                  21,950,837    21,535,285
            Less accumulated depreciation         (6,303,246)   (5,792,648)
                                                 -----------   -----------
                                                 $15,647,591   $15,742,637
                                                 ===========   ===========

          The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of July 31, 1995:

              Year Ending July 31,                       Amount
              --------------------                     ----------
              1996                                     $1,155,878
              1997                                        984,856
              1998                                        839,259
              1999                                        658,198
              2000                                        442,385
              Thereafter                                  861,158
                                                       ----------
              Total minimum future rentals             $4,941,734
                                                       ==========

          At July 31, 1995 and 1994, the sale of certain rental property and land were subject to sales contracts, but had not met the criterion to be recorded as a sale. Therefore, the deposit method of accounting for these sales was applied, resulting in $303,000 and $365,000 being classified as investments in rental properties at July 31, 1995 and 1994, respectively. At July 31, 1995 and 1994, the Company had deferred gains of approximately $74,000 and $83,000, respectively, associated with these sales which will be recognized when the criterion for a sale is ultimately met.


      5.  PROPERTY UNDER DEVELOPMENT:

          During the year ended July 31, 1995, the Company began construction of Birdies Golf Center (Birdies). The golf center features a 56-tee driving range, a fully-lighted, contoured fairway with 5 target greens, a high-quality pro shop, teaching studios and an 8,000 square foot putting green. Birdies is being constructed on land owned by the Company since 1990. The Company has outstanding commitments to complete the construction of the facility with contractors and suppliers totaling approximately $560,000 at July 31, 1995. The facility was completed and the Company commenced operations in September 1995.

      6.  MARKETABLE SECURITIES:

          A summary of investments in marketable securities at July 31, 1995 and 1994 is as follows:

                                                  1995                                1994
                                     ----------------------------------  ----------------------------------
                                                 Unrealized    Market/               Unrealized    Market/
                                                Appreciation   Carrying             Appreciation   Carrying
                                       Cost    (Depreciation)   Value      Cost    (Depreciation)   Value
                                     --------  --------------  --------  --------  --------------  --------
            Marketable equity
              securities             $ 45,495     $ (8,516)    $ 36,979  $ 45,495     $ 22,809     $ 68,304
            Debt securities            59,400                    59,400    59,400                    59,400
                                     --------     --------     --------  --------     --------     --------
                Totals               $104,895     $ (8,516)    $ 96,379  $104,895     $ 22,809     $127,704
                                     ========     ========     ========  ========     ========     ========


          At July 31, 1995, the debt securities are contractually due in 1997; however, actual maturities may differ from these contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      7.  NOTE PAYABLE TO BANK:

          Note payable to bank represents borrowings outstanding under the Company's $8,000,000 short-term, line-of-credit agreement with U.S. Bank of Washington. Amounts drawn under the line bear interest at the bank's prime rate plus seven-eights of one percent. The interest rate was 9.625% and 8.125% (based on a prime rate of 8.75% and 7.25%) at July 31, 1995 and 1994, respectively. The agreement is subject to renewal on December 5, 1995. The Company's majority stockholder provides a guarantee of up to $1.2 million on outstanding borrowings under the line-of-credit agreement. The following assets were pledged as collateral for the note at July 31, 1995 and 1994:

                                                       1995        1994
                                                    ----------  ----------
            Finance notes and real estate
              contracts receivable                  $5,425,401  $4,938,577
            Assignment of future rents               2,447,550   3,902,989
            Equity in contracts with underlying
              obligations                              172,343     137,143
                                                    ----------  ----------
                                                    $8,045,294  $8,978,709
                                                    ==========  ==========

      8.  CONTRACTS AND NOTES PAYABLE:

          Real estate contracts and mortgage notes are payable in varying amounts with interest rates ranging from 6.0% to 10.5%. Monthly debt service payments, including interest, were approximately $126,000 at July 31, 1995.

          Scheduled future maturities of contracts and notes payable are as follows:

                 Year Ending July 31,                 Amount
                 --------------------               ----------
                      1996                          $1,029,767
                      1997                           1,055,886
                      1998                             520,048
                      1999                             460,632
                      2000                             502,826
                      Thereafter                     2,859,168
                                                    ----------
                      Total                         $6,428,327
                                                    ==========

          The following assets at carrying value were pledged as collateral for contracts and notes payable at July 31, 1995 and 1994:

                                                    1995          1994
                                                 -----------   -----------
            Contracts receivable                 $ 4,265,720   $ 4,801,860
            Rental properties                      7,185,140     9,658,063
                                                 -----------   -----------
                                                 $11,450,860   $14,459,923
                                                 ===========   ===========

          In August 1995, the Company obtained a note payable with a principal amount of $567,000 bearing interest at 9.125% and maturing on July 14, 2005. This note is collateralized by an investment in rental property with a carrying value of approximately $450,000.


      9.  DEBENTURE BONDS:

          The Company has issued unsecured investment bonds to residents of the state of Washington under the Securities Act of Washington. The proceeds have been used in making funds available for loans and the development, improvement and acquisition of commercial real property.

          The outstanding bonds have original maturities ranging from one to ten years and the interest rates vary depending upon the maturity. Estimated future contractual maturities of outstanding debenture bonds as of July 31, 1995 are as follows:

                Maturing During Fiscal
                 Year Ending July 31,                 Amount
                ----------------------              -----------
                      1996                          $2,403,505
                      1997                           1,438,552
                      1998                           1,141,584
                      1999                             667,411
                      2000                             557,808
                      Thereafter                     2,970,624
                                                    ----------
                      Total                         $9,179,484
                                                    ==========

          Outstanding bonds by interest rate categories were as follows at July 31, 1995 and 1994:

              Bond Interest Rate                   1995        1994
              ------------------                ----------  ----------
                   5     %                                  $  386,838
                   5 1/2                        $    5,780      30,766
                   6                               687,390   1,030,030
                   6 1/4                             5,500      16,505
                   6 1/2                           630,495     247,931
                   6 3/4                            86,699     131,376
                   7                               913,242     729,710
                   7 1/4                           207,041     315,524
                   7 1/2                         1,445,477   1,095,621
                   7 3/4                           127,750     197,316
                   8                               665,625     212,301
                   8 1/4                           216,767     499,869
                   8 1/2                         1,229,508     963,413
                   8 3/4                           397,467     367,286
                   9                             1,019,189     605,437
                   9 1/4                           226,478      29,380
                   9 1/2                         1,291,456   1,686,605
                   10                               10,802       9,786
                   10 1/2                            8,353       7,531
                   11                                4,465       4,006
                                                ----------  ----------
                                                $9,179,484  $8,567,231
                                                ==========  ==========

          The weighted average interest rate for outstanding debentures at July 31, 1995 and 1994 was 7.999% and 7.846%, respectively.

          The Securities Act of Washington contains specific statutory and regulatory requirements concerning companies selling debentures in the state of Washington. These regulations require maintenance of minimum net worth and liquidity levels, define debenture terms and maturity limitations, describe financial reporting requirements and prohibit certain activities by controlling persons of the issuer of debentures. Failure to comply with these requirements may jeopardize a company's ability to issue debentures.

          In January 1995, the Company received a permit to offer additional debentures for sale under the Securities Act of Washington. The permit is subject to the following conditions:

          (a) Outstanding debentures may not exceed $9,988,910 at any time during the period.

          (b) Normal quarterly reports will be supplemented with the following information:

               -  Copies of the Company's Form 10-Q.

               -  Calculations of the ratio of earnings to fixed charges.

               - Schedules showing the real estate sold, proceeds received and use of the proceeds during the quarter.

               - Schedules showing the amounts of debentures sold to new investors, old debentures retired and renewals.

               - A discussion of the efforts which have been made during the quarter to transfer a receivable from Washington Capital, Inc. (WCI), a related party (see Note 12), to an unaffiliated entity.

          The permit expires in November 1995. However, the Company's continued ability to sell additional debentures is dependent upon its compliance with the preceding conditions.


     10.  INCOME TAXES:

          The components of the income tax provision (benefit) are as follows:

                                                1995      1994      1993
                                              --------  --------  --------
            Current                           $114,357  $121,759  $(40,432)
            Deferred                           (28,424)  (63,340)  108,432
                                              --------  --------  --------
                                              $ 85,933  $ 58,419  $ 68,000
                                              ========  ========  ========


          The components of the net deferred tax liability at July 31, 1995 and 1994 were as follows:


                                     Assets      Liabilities      Total
                                   -----------   -----------   -----------
            1995:
            -----
            Depreciation                         $  (260,218)  $  (260,218)
            Installment gains                     (1,225,788)   (1,225,788)
            Unrealized gains or
              losses on market-
              able securities      $    71,474                      71,474
            Accrued liabilities         39,735                      39,735
            Other                                    (21,765)      (21,765)
                                   -----------   -----------   -----------
                                   $   111,209   $(1,507,771)  $(1,396,562)
                                   ===========   ===========   ===========
            1994:
            -----
            Depreciation                         $  (284,860)  $  (284,860)
            Installment gains                     (1,214,457)   (1,214,457)
            Unrealized gains or
              losses on market-
              able securities      $    68,579                      68,579
            Accrued liabilities         16,942                      16,942
            Other                                    (11,190)      (11,190)
                                   -----------   -----------   -----------
                                   $    85,521   $(1,510,507)  $(1,424,986)
                                   ===========   ===========   ===========

     11.  REDEEMABLE PREFERRED STOCK:

          During the year ended July 31, 1994, the Company issued 10,400 shares of Class A Preferred Stock to certain of its common shareholders or officers. The stock was issued at a 50% discount from par value.

          Annual dividends of 6% are cumulative. The Company has the right to redeem any shares after three years from the date of issuance. However, all shares are required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Dividends of $62,400 were declared on the preferred stock during the year ended July 31, 1995 and were paid on August 2, 1995. No dividends were declared or paid in the year ended July 31, 1994.

          Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock is being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount was $52,000 for the year ended July 31, 1995.

          Each share of Class A Preferred Stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends.

          At July 31, 1995, $800,000 face value of preferred stock has been pledged as collateral for a contract receivable from WCI (see
          Note 12).


     12.  RELATED-PARTY TRANSACTIONS:

            CONTRACTS AND NOTES RECEIVABLE

            Certain shareholders, who are children of Wayne E. Guthrie (a major stockholder of the Company), are indebted to the Company on contracts or notes which arose from prior years' transactions. Two notes totaling $27,985 are receivable from John W. Guthrie at July 31, 1995 and 1994. These notes are collateralized by real estate and 32,844 shares of the Company's common stock. Also, a $278,206 note is receivable from Robert Guthrie at July 31, 1995 and 1994 (see deferred compensation agreement paragraph). The Company originated a $132,600 note from Ralph Guthrie (brother of Wayne E. Guthrie) during the year ended July 31, 1995. This note is secured by real estate. The outstanding balance on this note at July 31, 1995 is $132,600.

            EDGEWOOD APARTMENT COMPLEX

            During 1990 through 1992, the Company increased the amount of an original $220,000 loan made during 1986 to three officers/shareholders (John Guthrie, Robert Guthrie and Linda Guthrie Welden) by $960,162, $184,631 and $139,309,
            respectively, through additional loans and adding unpaid accrued interest through June 30 of each year. The adjusted loan balance as of July 31, 1992 was $2,097,117. The additional funds were used to pay net operating expenses, debt service including the payoff of underlying debt obligations, and certain rehabilitation costs of an apartment complex which collateralized the loan. The loan was secured by their equity in the Edgewood apartment complex and bore interest at a commercial bank's prime rate plus 4% adjusted annually.

            EDGEWOOD APARTMENT COMPLEX, CONTINUED

            Foreclosure action on the loan secured by the apartment complex described above resulted in a trustee's sale being scheduled July 27, 1990. However, the foreclosure sale was stayed that day by the personal bankruptcy filing of John Guthrie, a stockholder and former officer, one of the three owners of the property. A trustee's sale was completed on June 18, 1993.
            The Company sold this property in August 1993 and recognized a small gain.

            HERITAGE VILLAGE APARTMENT COMPLEX

            On February 1, 1974, Wayne E. Guthrie and his wife, Constance Guthrie, purchased the Heritage Village apartment complex located in King County, Washington for $2,100,000 from Pacific National Capital Company (which subsequently merged into Pacific Security Companies). The purchase was partially seller-financed by a real estate contract bearing interest at 8% in an original amount of $2,060,000. This contract was assigned to WCI in 1990 (see below). The balance owed was $654,084 and $787,402 on July 31, 1995 and 1994, respectively.
            The taxable gain on this sale was $932,348.

            On August 1, 1976, Wayne E. Guthrie and Constance Guthrie sold the Heritage Village apartment complex for $2,650,000 to Security Savesco, Inc., which subsequently merged with Pacific Security Companies in 1985 and had its name changed to Pacific Security Companies. The sale was partially seller-financed by a real estate contract bearing interest at 8% in an original amount of $2,590,000. The balance owed on this contract was repaid in full during the year ended July 31, 1994.

            On November 29, 1979, Security Savesco, Inc. (renamed Pacific Security Companies in the 1985 merger) sold the Heritage Village apartment complex for $6,000,000 to a non-related party. The sale was partially seller-financed by a real estate contract bearing interest at 9% in an original amount of $5,200,000. The balance owed on this contract was $3,669,771 and $3,926,790 on July 31, 1995 and 1994, respectively. The taxable gain on this sale was $2,732,811.

            WASHINGTON CAPITAL, INC. (WCI)

            In July 1990, certain contracts receivable from Company officers, directors and shareholders were assigned by the Company to WCI, a corporation whose sole stockholder was Wayne
            E. Guthrie. In December 1991, Mr. Guthrie transferred his ownership interest in WCI to his brother, who is now the sole stockholder in WCI. Generally accepted accounting principles include members of the immediate families of principal owners or management as related parties.

            WASHINGTON CAPITAL, INC. (WCI), CONTINUED

            The assignment of the contracts receivable from officers/ directors/stockholders of the Company was made at no gain or loss as WCI executed installment notes payable to the Company for the same principal amount and interest rates as the contracts assigned to WCI. In 1993, one of the contracts was paid in full. At July 31, 1995 and 1994, the only significant assets and liabilities of WCI were the contract receivable from the officer/stockholder of the Company and the installment contract payable to the Company.

            In July 1994, Wayne E. Guthrie and/or WCI pledged $800,000 face value of the Company's Class A Preferred Stock (see Note 11) to guarantee performance and full payment of any account that he or WCI may owe to the Company.

            In the event the Company elects to redeem this preferred stock at any time prior to 2002, the proceeds shall be applied to the debt. Also, any dividends included therewith shall be applied to accrued interest paid on the debt.

            If the debt is not paid in full prior to July 5, 2002, the Company shall become the owner of the preferred stock, and the liquidation shall be at the Company's sole discretion with the proceeds being applied to the debt along with accrued dividends that may be declared.

            The contract receivable by the Company from WCI had balances outstanding of $654,084 and $787,402 at July 31, 1995 and 1994,
            respectively. This contract is repayable in $15,000 monthly installments and bears interest at 8% per annum.

            The Securities Act of Washington prohibits a debenture company's officers, directors or controlling persons from directly or indirectly borrowing funds from a debenture company or from indirectly or directly owning real property upon which the debenture company holds a mortgage, deed of trust or property contract. The Securities Division takes the position that the holding of these receivables, whether by the Company or WCI, violates this provision of the Securities Act. The Company has agreed to work with WCI to move these receivables to a party which may legally hold them subject to such restrictions (see Notes 9 and 11).

            INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE

            At July 31, 1995 and 1994, the following related-party notes payable were outstanding:

                                                        Interest  Monthly
                                      1995      1994      Rate    Payment
                                    --------  --------  --------  --------
              Wayne E. Guthrie      $209,369              6.75%   $  2,000
              John Guthrie             6,426  $  7,819    6.00%        219
                                    --------  --------
                                    $215,795  $  7,819
                                    ========  ========

            DEBENTURE BONDS

            Included in debenture bonds at July 31, 1995 and 1994 is approximately $83,000 and $104,000 payable to related parties. These bonds bear interest at the prevailing market rate on the date of purchase.

            ACCRUED EXPENSES AND OTHER LIABILITIES

            Included in accrued expenses and other liabilities at July 31, 1995 and 1994 are $175,919 and $263,616, respectively, payable to Wayne E. Guthrie. Additionally, $69,735 and $33,726 was payable to Constance Guthrie at July 31, 1995 and 1994, respectively. Interest at 9.25% accrues on these advances. Advances to other shareholders, who are children of Wayne E. Guthrie, included in other liabilities amounted to $19,210 and $5,751 at July 31, 1995 and 1994, respectively. These advances bear interest at 9.0%

            INTEREST INCOME AND EXPENSE

            The approximate amount of related-party interest income and expense included in the accompanying consolidated statements of income for each of the three years ended July 31, 1995 follows:

                                                1995      1994      1993
                                              --------  --------  --------
              Interest income                 $100,000  $111,000  $349,000
              Interest expense                  34,000    70,000    72,000

            DEFERRED COMPENSION AGREEMENT

            During October 1991, the Company entered into a deferred compensation agreement with its former president, Robert W. Guthrie. In accordance with the terms of the agreement, Mr. Guthrie was paid monthly compensation of $7,124 through March 31, 1993.

            The agreement also called for Robert W. Guthrie to be paid a commission of $150,000 upon the sale or lease of certain real estate for personal services he rendered on behalf of the Company related to the acquisition and development of the property. As of July 31, 1995, a commission of $145,000 had been paid pursuant to the agreement.

            Additionally, the agreement provides that the Company will provide Robert W. Guthrie with a line-of-credit loan of up to $278,206 secured by Mr. Guthrie's pledge of his 158,975 shares of the Company's common stock. The line of credit bears interest at a commercial bank's prime rate plus 4%. At July 31, 1995, the interest rate on the loan was 12.75%. The line of credit requires monthly interest payments only for the first five-year period, then monthly interest and principal payments of an amount necessary to amortize the loan over the next five-year period. As of July 31, 1995, $278,206 had been loaned to Robert W. Guthrie pursuant to the agreement.

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 10, 1993, LeMaster & Daniels withdrew as the registrant's auditors. There were no disagreements on accounting issues or financial statement disclosure during the fiscal year ended July 31, 1992 or any interim period after July 31, 1992. Subsequently, the registrant engaged Coopers & Lybrand L.L.P. as independent accountants.

                                    PART III


     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following information as of July 31, 1995 is provided with respect to each director and executive officer of the Company:


                                     Year First     Term as
                                     Elected as     Director
     Name                     Age     Director     Expires in    Position (date elected to position)
     ---------------------    ---    ----------    ----------    -----------------------------------
     Wayne E. Guthrie         75        1970       1996          Chairman of the Board and Chief
                                                                 Executive Officer (January 17,1970); Director

     Kevin M. Guthrie         40        1980       1997          Vice President (May 2, 1985);
                                                                 Director

     David Guthrie            31        1987       1997          Vice President (September 1, 1989);
                                                                 Director

     Donald J. Migliuri       48        1992       1995          Secretary/Treasurer (May 29, 1990);
                                                                 Director

     Raymond J. Fisher        72        1970       1996          Director

     Constance M. Guthrie     61        1981       1996          Director

     Robert N. Codd           65        1994       1997          Director

     FAMILY RELATIONSHIPS

     Kevin M. Guthrie and David Guthrie are the sons of Wayne E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

     BUSINESS EXPERIENCE

     Wayne E. Guthrie, Chairman of the Board of Pacific Security Companies. Mr. Guthrie is also Chairman of the Board of Aqua View Apartments, Inc. and a director of Henry George & Sons Co., Inc., all Washington corporations and subsidiaries of the registrant. Mr. Guthrie has over 40 years of experience in areas of construction, financing of real estate and personal property, and real estate investments.

     Kevin M. Guthrie, Vice President of Pacific Security Companies since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie is also an officer and director of Aqua View Apartments, Inc.

     David Guthrie, Vice President of Pacific Security Companies since 1989. Mr. Guthrie was formerly a stockbroker with Merrill Lynch in Spokane, Washington. Mr. Guthrie is also an officer and director of Aqua View Apartments, Inc.

     Donald J. Migliuri, Treasurer of Pacific Security Companies since 1990. Mr. Migliuri was a Certified Public Accountant and has served as an accounting officer with various diversified financial services companies for over 10 years.

     Constance M. Guthrie. Mrs. Guthrie is a housewife and has not been employed outside the home during the past eight years.

     Raymond J. Fisher. Mr. Fisher, now retired, was Secretary of Pacific Security Companies. He was a Certified Public Accountant and was employed by the Company and its predecessor companies for 41 years.

     Robert N. Codd. Mr. Codd is employed by Pacific Security Companies in its leasing and real estate activities. He was employed by the Company from 1970 to 1979 and was rehired in November 1992. Prior to being rehired, he was a commercial realtor and property manager.

     Item 11.  EXECUTIVE COMPENSATION

     REMUNERATION OF DIRECTORS AND OFFICERS

     The following table lists, on an accrual basis, for each of the three years ended July 31, 1995, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 1995:


             Name of
           Individual                  Capacities                      Annual Compensation
          or Number of                  in Which             Fiscal    -------------------
        Persons in Group                 Served               Year      Salary     Bonus
     ----------------------    ---------------------------   -------   --------   --------
     Wayne E. Guthrie          Chairman of the Board and      1995     $113,000
                               Chief Executive Officer        1994      100,000
                                                              1993      130,000
     Officers and Directors
     as a group (five)                                        1995      370,972


     The Company has no qualified or nonqualified stock option plans as of July 31, 1995.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

          Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than 5% of any class of the Company's voting shares on July 31, 1995:

                                                     Amount and
                                                     Nature of
             Title           Name and Address        Beneficial    Percent
            of Class        of Beneficial Owner      Ownership     of Class
          ------------    ------------------------   ----------    --------
          Common stock    Linda Guthrie Welden
                          Bothell, WA                  158,975        8.12%

          Common stock    Julie Guthrie Hable
                          San Francisco, CA            177,485        9.06

          Common stock    Robert Guthrie
                          Spokane, WA                  158,975        8.12

          Common stock    John W. Guthrie
                          Olympia, WA                  137,348        7.01
                                                       -------       -----
          Totals                                       632,783       32.31%
                                                       =======       =====

     (b)  Security Ownership of Management

          The following table sets forth as of July 31, 1995 information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                     Amount and
                                                     Nature of
             Title           Name and Address        Beneficial    Percent
            of Class        of Beneficial Owner      Ownership     of Class
          ------------    ------------------------   ----------    --------
          Common stock    Wayne E. Guthrie             720,384      36.79%
          Common stock    Kevin Guthrie                203,365      10.39
          Common stock    David Guthrie                203,365      10.39
          Common stock    All directors and
                            officers as a group      1,131,842      57.80

                                   (Continued)

                                                     Amount and
                                                     Nature of
               Title         Name and Address        Beneficial    Percent
              of Class      of Beneficial Owner      Ownership     of Class
          --------------- -----------------------    ----------    --------
          Preferred stock  Wayne E. Guthrie             8,000        76.9%
          Preferred stock  Wayne E. or
                             Constance Guthrie          2,000        19.1
          Preferred stock  Kevin Guthrie                  100         1.0
          Preferred stock  David Guthrie                  100         1.0
          Preferred stock  Don Migliuri                   200         2.0
                                                       ------       -----
          Preferred stock  All directors and
                             officers as a group       10,400       100.0%
                                                       ======       =====


     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Company officers, directors and stockholders and other related parties are summarized in Notes 11 and 12 to the consolidated financial statements included herein.

                                     PART IV


     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

                                                                       Page
                                                                       ----

     (a)  1.  Financial Statements - See index under Item 8              14

     (a)  2.  Financial Statement Schedules:

                Report of independent accountants                        50

                Schedule XI - Real estate and accumulated depreciation   51

                Schedule XII - Mortgage loans on real estate             55


              All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (a)  3.  Exhibits:

                There are no exhibits included in this filing.

     (b)      Reports on Form 8-K during the last quarter:

                None

     REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



     Board of Directors and Shareholders
     Pacific Security Companies
     Spokane, Washington


     Our report on the consolidated financial statements of Pacific Security Companies and subsidiaries is included on page 15 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                  /s/COOPERS & LYBRAND L.L.P.



     Spokane, Washington
     October 5, 1995

                     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
                                     SCHEDULE XI

                       Real Estate and Accumulated Depreciation
                                    July 31, 1995

                                                                                                                   Life on
                                                                                                                    Which
                                                          Cost                   Amount                          Depreciation
                                                       Capitalized              at Which                          in Latest
                                                       Subsequent                Carried                            Income
                                             Initial       to      Revaluation  at Close   Accumulated    Date   Statement is
            Description        Encumbrance    Cost     Acquisition   Reserve    of Period  Depreciation Acquired is Computed
      -----------------------  ----------- ----------- ----------- ----------- ----------- ------------ -------- ------------
      Residential and commer-
       cial properties:
        Rental buildings and
         improvements:
          Spokane, Washington
          -------------------
           N. 10 Post Street
            (Peyton Bldg.)     $ 1,010,163 $ 2,209,343 $ 2,236,285             $ 4,445,628 $ 1,183,352   1979    25-40 years
           S. 10 Washington
            (Hutton Bldg.)         169,892   1,498,769   3,192,359               4,691,128   1,266,003   1979    25-40 years
           E. 11128 Sprague
            Avenue                 154,491     216,000      22,632                 238,632      32,913   1987    25 years
           East Valley
            Terrace Apart-
            ments                  447,144     896,953      55,866                 952,819     561,781   1979    25 years
           Walker/McGough
            Building                           850,709      12,997                 863,706     386,283   1982    25 years
           Mini-warehouse
            complex                391,623   1,640,004     514,357 $  (507,703)  1,646,658     515,417  Various  Various
           Aqua View Apart-
            ments                  452,826   1,385,074     238,773               1,623,847   1,041,378   1969    40 years
           W. 102 Indiana                      663,031                             663,031     195,640   1984    30 years

                                                           (Continued)

                                    July 31, 1995

                                                                                                                   Life on
                                                                                                                    Which
                                                          Cost                   Amount                          Depreciation
                                                       Capitalized              at Which                          in Latest
                                                       Subsequent                Carried                            Income
                                             Initial       to      Revaluation  at Close   Accumulated    Date   Statement is
            Description        Encumbrance    Cost     Acquisition   Reserve    of Period  Depreciation Acquired is Computed
      -----------------------  ----------- ----------- ----------- ----------- ----------- ------------ -------- ------------
      Residential and commer-
       cial properties:
        Rental buildings and
         improvements:
          Spokane, Washington,
          Continued
          -------------------
           City View Apart-
            ments                          $   440,028 $    57,893             $   497,921 $    69,501   1991    25 years
           Pier One Building   $ 1,654,524   1,194,017   2,737,306               3,931,323     287,989   1992    25-40 years
           Cellular One
            Building                           950,373      (2,811)                947,562     112,012   1992    25 years

          Cheney, Washington
          -------------------
           Cheney Bruchi's                     100,000       2,076                 102,076      75,066   1976    25 years

          Coeur d'Alene, Idaho
          --------------------
           Yellowfront Build-
            ing                     47,511     281,723                             281,723     173,497   1976    25 years

                                                           (Continued)

                                    July 31, 1995

                                                                                                                   Life on
                                                                                                                    Which
                                                          Cost                   Amount                          Depreciation
                                                       Capitalized              at Which                          in Latest
                                                       Subsequent                Carried                            Income
                                             Initial       to      Revaluation  at Close   Accumulated    Date   Statement is
            Description        Encumbrance    Cost     Acquisition   Reserve    of Period  Depreciation Acquired is Computed
      -----------------------  ----------- ----------- ----------- ----------- ----------- ------------ -------- ------------
         Furniture related to
          above                            $   540,237 $   185,537             $   725,774 $   402,414  Various  Various
         Held for resale:*
          E. 330 Astor                         128,197                             128,197               1987
          Alberta Apartments                   167,193                             167,193               1988
          E. 44th Street
           Condominium                          43,622                              43,622               1981
                               ----------- ----------- ----------- ----------- ----------- -----------
                               $ 4,328,174 $13,205,273 $ 9,253,270 $   507,703 $21,950,837 $ 6,303,246
                               =========== =========== =========== =========== =========== ===========

      *Buildings sold, but not meeting criteria for recognition of gain for financial statement reporting purposes.

                    Real Estate and Accumulated Depreciation
                                  July 31, 1995
                                  ____________

     Real estate:
       Balance at beginning of period                          $21,535,285
       Additions during period:
         Purchases and capitalized costs                         1,222,024
       Deductions during period:
         Cost of real estate sold                                 (806,472)
                                                               -----------
       Balance at close of period                              $21,950,837
                                                               ===========

     Accumulated depreciation:
       Balance at beginning of period                          $ 5,792,648
       Depreciation for the year                                   696,587
       Charges to accumulated depreciation related to
         real estate investments sold, net of other
         adjustments                                              (185,989)
                                                               -----------
     Balance at close of period                                $ 6,303,246
                                                               ===========

                     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
                                     SCHEDULE XII

                            Mortgage Loans on Real Estate
                                    July 31, 1995

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                     Loans
                                                                                                                   Subject to
                                                                                            Face       Carrying    Delinquent
                                    Interest  Maturity   Periodic Payment                 Amount of    Amount of     Principal
             Description              Rate      Date          Terms         Prior Liens   Mortgages    Mortgages   or Interest
      ----------------------------  --------  --------  ------------------  -----------  -----------  -----------  -----------
      Real estate contract on
      apartment building (Heritage                      $50,000 per month,
      Village)                         9%       2004    including interest               $ 3,669,771  $ 3,669,771

      Real estate contract on
      apartment complex (Edgewood                       $16,973 per month,
      Apartments)                      9%       2023    including interest                 1,819,212    1,819,212

      Real estate contract on
      apartment complex (Cooper                         $21,794 per month,
      George)                          9%       2002    including interest                 1,377,608    1,377,608

      Other mortgage contracts and
      notes receivable, none of
      which individually exceed 3%
      of the total carrying value
      of mortgages                  Various   Various   Various                            6,973,612    6,591,305
                                                                                         -----------  -----------
                                                                                         $13,842,206  $13,457,896
                                                                                         ===========  ===========

                                                           (Continued)


                                    July 31, 1995

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                     Loans
                                                                                                                   Subject to
                                                                                            Face       Carrying    Delinquent
                                    Interest  Maturity   Periodic Payment                 Amount of    Amount of    Principal
             Description              Rate      Date          Terms         Prior Liens   Mortgages    Mortgages   or Interest
      ----------------------------  --------  --------  ------------------  -----------  -----------  -----------  -----------
      Balance at beginning of period                                                                  $14,457,959
      Additions during period:
        New mortgage loans                                                               $ 1,477,501
        Contracts purchased at a
          discount                                                                           (10,373)
        Contract discounts realized                                                           82,783
                                                                                         -----------
                                                                                                        1,549,911
                                                                                                      -----------
                                                                                                       16,007,870

      Deductions during period:
        Collections of principal
          and contract payoffs                                                             2,543,914
        Repossession and forfeitures                                                           6,060
                                                                                         -----------
                                                                                                        2,549,974
                                                                                                      -----------
      Balance at end of period                                                                        $13,457,896
                                                                                                      ===========








                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities
     Exchange Act of 1934, Pacific Security Companies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PACIFIC SECURITY COMPANIES
                              (Registrant)

     Dated:  October 26, 1995         By:  /s/ Wayne E. Guthrie
             ---------------------         --------------------------------
                                           Wayne E. Guthrie
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                  Capacity                 Date
           ---------                  --------                 ----

     /s/ Wayne E. Guthrie      Chief Executive Officer   October 26, 1995
     ------------------------  and Director              ------------------
     Wayne E. Guthrie


     /s/ Donald J. Migliuri    Secretary-Treasurer       October 26, 1995
     ------------------------  Chief Financial Officer   ------------------
     Donald J. Migliuri


     /s/ Kevin M. Guthrie      Vice-President and        October 26, 1995
     ------------------------  Director                  ------------------
     Kevin M. Guthrie


     /s/ David L. Guthrie      Vice-President and        October 26, 1995
     ------------------------  Director                  ------------------
     David L. Guthrie


     /s/ Constance M. Guthrie  Director                  October 26, 1995
     ------------------------                            ------------------
     Constance M. Guthrie


     /s/ Raymond J. Fisher     Director                  October 26, 1995
     ------------------------                            ------------------
     Raymond J. Fisher


     /s/ Robert N. Codd        Director                  October 26, 1995
     ------------------------                            ------------------
     Robert N. Codd
