Form 10-Q
period 1995-10-31
PACIFIC SECURITY COMPANIES
filed 1995-12-20
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1995

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

  [ X ] Yes     [  ] No

     Part I.  Financial Information

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)


                                                 October 31,    July 31,
                                                    1995          1995
                                                 -----------  ------------
               ASSETS

     Cash:
       Cash and cash equivalents:
         Unrestricted                            $    53,554   $   575,351
         Restricted                                  204,201       188,510
                                                 -----------   -----------
                                                     257,755       763,861
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance
         notes receivable, net:
           Related parties                         1,092,064     1,092,875
           Unrelated                              12,330,125    12,365,021
                                                 -----------   -----------
                                                  13,422,189    13,457,896
       Accrued interest                              102,632       108,796
       Other                                         131,443        48,232
                                                 -----------   -----------
                                                  13,656,264    13,614,924
                                                 -----------   -----------
     Investment in Birdie's Golf Center (Note 2)   1,698,243
                                                 -----------   -----------
     Investment in rental properties              15,614,991    15,647,591
                                                 -----------   -----------
     Other investments:
       Property held for sale                      3,166,378     3,205,951
       Property under development                         --     1,341,798
       Marketable securities                          93,024        96,379
       Restricted investments                        270,880       270,650
       Other, at cost                                 88,870        49,768
                                                 -----------   -----------
                                                   3,619,152     4,964,546
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less
         accumulated depreciation of
         $200,355 and $197,217,
         respectively                                 35,144        25,497
       Prepaid expenses                              325,873       335,067
                                                 -----------   -----------
                                                     361,017       360,564
                                                 -----------   -----------
             Total assets                        $35,207,422   $35,351,486
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 October 31,    July 31,
                                                    1995          1995
                                                 -----------  ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Note payable, bank                        $ 6,590,925   $ 6,679,398
                                                 -----------   -----------
       Installment contracts and
         mortgage notes payable:
           Related parties                           213,114       215,795
           Unrelated                               6,422,895     6,212,532
                                                 -----------   -----------
                                                   6,636,009     6,428,327
                                                 -----------   -----------
       Debenture bonds                             9,252,543     9,179,484
                                                 -----------   -----------
       Accrued expenses and other
         liabilities:
           Related parties                           274,034       264,864
           Unrelated parties                         833,112     1,269,985
                                                 -----------   -----------
                                                   1,107,146     1,534,849
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                            32,509        16,849
         Deferred                                  1,396,562     1,396,562
                                                 -----------   -----------
                                                   1,429,071     1,413,411
                                                 -----------   -----------
             Total liabilities                    25,015,694    25,235,469
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; authorized 20,000
       shares; issued and outstanding
       10,400 shares                               1,040,000     1,040,000
     Less:  Net discount on issuance of
       preferred stock                              (455,000)     (468,000)
                                                 -----------   -----------
                                                     585,000       572,000
                                                 -----------   -----------

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 October 31,    July 31,
                                                    1995          1995
                                                 -----------  ------------
     Stockholders' equity:
       Common stock authorized 2,500,000
         no par value shares, $3 stated
         value; issued and outstanding
         1,956,272 and 1,958,067
         shares, respectively)                   $ 5,868,817   $ 5,874,202
       Additional paid-in capital                  1,749,629     1,747,027
       Retained earnings                           1,997,257     1,928,409
       Unrealized loss on marketable
         securities, net of deferred
         income taxes                                 (8,975)       (5,621)
                                                 -----------   -----------
             Total stockholders' equity            9,606,728     9,544,017
                                                 -----------   -----------
             Total liabilities and
               stockholders' equity              $35,207,422   $35,351,486
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                      For Three Months
                                                      Ended October 31,
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------
     Income:
       Rental                                       $  687,137  $  710,186
       Interest (related parties $26,756
         and $39,067, respectively)                    333,217     352,190
       Amortization of discounts on
         real estate contracts                          14,429      33,662
       Gain on sale of real estate                     243,692     403,154
       Other (Note 2)                                   25,770       2,325
                                                    ----------  ----------
                                                     1,304,245   1,501,517
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 175,727     176,468
         Interest                                      109,366      96,096
         Other                                         320,596     288,861
                                                    ----------  ----------
                                                       605,689     561,425
       Interest (related parties $12,487
         and $9,443, respectively),
         net of amount capitalized                     318,591     318,376
       Salaries and commissions (Note 2)               142,891     154,487
       General and administrative (Note 2)             103,483     105,399
       Depreciation (Note 2)                            13,554       5,278
                                                    ----------  ----------
                                                     1,184,208   1,144,965
                                                    ----------  ----------
     Income before federal income tax                  120,037     356,552
     Federal income tax provision                       38,160     121,404
                                                    ----------  ----------
     Net income                                         81,877     235,148

     Less accretion of discount on
       preferred stock                                 (13,000)          0
                                                    ----------  ----------
     Net income applicable to common
       shareholders                                 $   68,877  $  235,148
                                                    ==========  ==========
     Net income per common share                    $      .04  $      .12
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,957,170   1,965,595
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                      For Three Months
                                                      Ended October 31,
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------
     Cash flows from operating activities:
       Cash received from rentals                   $  628,201  $  762,237
       Interest received                               333,517     352,007
       Cash paid to suppliers and employees         (1,028,940)   (452,201)
       Interest paid, net of amounts
         capitalized                                  (293,057)   (304,604)
       Income taxes paid                               (22,500)    (30,000)
                                                    ----------  ----------
           Net cash provided by (used
             in) operating activities                 (382,779)    327,439
                                                    ----------  ----------
     Cash flows from investing activities:
       Proceeds of sales of real estate                 56,270     263,960
       Collections on contracts, mortgages
         and finance notes receivable                  546,223     505,584
       Investment in contracts, mortgages
         and finance notes receivable                  (18,303)    (15,989)
       Additions to rental properties,
         property held for sale, property
         under development, vehicles and
         equipment                                    (763,425)   (754,842)
       Increase in restricted investments
         and cash equivalents                          (18,782)     (2,718)
                                                    ----------  ----------
           Net cash used in investing
             activities                               (198,017)     (4,005)
                                                    ----------  ----------
     Cash flows from financing activities:
       Net payments under line-of-credit
         agreement                                     (88,473) (1,990,503)
       Installment contracts, mortgage
         notes and notes payable                       547,551   1,700,000
       Payments on installment contracts,
         mortgage notes and notes payable             (339,866)   (443,725)
       Proceeds of sales of debenture bonds            180,538     359,776
       Redemption of debenture bonds                  (237,969)   (438,114)
       Purchase and retirement of
         treasury stock                                 (2,782)          0
                                                    ----------  ----------
           Net cash provided by (used in)
             financing activities                       58,999    (812,566)
                                                    ----------  ----------
     Net decrease in cash and cash
       equivalents                                    (521,797)   (489,132)
     Cash and cash equivalents, beginning
       of period                                       575,351     511,863
                                                    ----------  ----------
     Cash and cash equivalents, end of
       period                                       $   53,554  $   22,731
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                      For Three Months
                                                      Ended October 31,
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------
     Reconciliation of net income to net
       cash provided by operating activities:
         Net income                                 $   81,877  $  235,148
         Adjustment to reconcile net
           income to net cash provided
           by operating activities:
             Depreciation and amortization             195,240     181,746
             Deferred income tax provision                          89,607
             Deferred financing income realized        (20,294)    (33,845)
             Interest accrued on debenture
               bonds                                   130,489     118,313
             Gain on sale of real estate              (243,692)   (403,154)
             Change in assets and liabilities:
               Accrued interest receivable               6,164          (2)
               Prepaid expenses                          5,472
               Accrued expenses                       (431,382)     50,195
               Income taxes payable                     15,660       1,797
               Other, net                             (122,313)     87,634
                                                    ----------  ----------
                 Net cash provided by (used in)
                   operating activities             $ (382,779) $  327,439
                                                    ==========  ==========
     Supplemental schedule of noncash investing
       and financing activities:
         Additions to investment in rental
           properties and properties held
           for sale through contract
           foreclosures                             $       --  $    6,060
         Mortgages and contracts payable
           financing related to investments
           in properties                               562,000
         Utility assessment on rental property
         Company financed sale of property             467,648     623,000
         Accretion of discount on preferred stock       13,000

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1995, filed with the Securities and Exchange
     Commission.

     The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results to be expected for the full year.

     Note 2.  Other Operations

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios. The financial position and results of operations of Birdies are included in the consolidated financial statements. The results of operations related to Birdies for the months of September and October 1995 are as follows:

     Income:
       Sales                                                    $   16,712
       Cost of sales                                                (2,712)
                                                                ----------
                                                                    14,000
       Other income                                                  2,105
                                                                ----------
         Total revenue                                              16,105
                                                                ----------
     Expenses:
       Depreciation                                                 10,415
       Salaries and commission                                      20,564
       Professional                                                    663
       Insurance                                                      1285
       Repairs and maintenance                                      10,287
       Utilities                                                       774
       Advertising and promotions                                   10,784
       Telephone                                                     1,146
       Travel and entertainment                                      4,637
       Payroll taxes                                                 4,107
       Sales and business tax                                           99
       Administrative                                                9,014
                                                                ----------
         Total operating expenses                                   73,775
                                                                ----------
     Net loss                                                   $  (57,670)
                                                                ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity

     At October 31, 1995, the Company had total stockholder's equity of approximately 9,606,728 and a total liabilities to equity ratio of
     2.60 to 1, which improved from 2.64 to 1 at July 31, 1995. During the quarter, the Company's primary sources of funds were approximately $56,000 from sales of real estate and 546,000 in real estate contract collections. The primary uses of funds were approximately $763,000 for property improvements and approximately $383,000 for operations. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the available of funds under its $8,000,000 line-of-credit agreement, of which only 6,590,925 was outstanding at October 31, 1995, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to improve property held for sale and development, including Birdies Golf Center which commenced operations in September 1995.

     Results of Operations

     The Company's net income for the quarter ended October 31, 1995 was approximately $82,000 compared with net income of approximately $235,000 for the quarter ended October 31, 1994. The reduction was primarily attributable to a reduction of $159,000 in gain on sale of real estate in 1995 from 1994. In addition, the commencement of operations of the Birdies Golf Center resulted in a loss for Birdies of approximately $58,000 due to high start-up costs for the quarter.

     Rental income decreased by $23,000 (3.2%) to approximately 687,000 in the quarter ended October 31, 1995 from approximately $710,000 in 1994. This primarily resulted from reduced rental income due to the sale of two rental properties in the prior year.

     Rental property expenses were $44,264 (7.9%) higher in 1995 than for the comparable three months in 1994. This primarily resulted from increased interest expense of $13,270 (13.8%) and operating expense of $31,735 (11.0%) which more than offset a reduction in depreciation of $741 (.4%).

     Interest income and amortized discount was $38,206 (11.0%) less for the three months ended October 31, 1995 compared with the similar period in 1994 as the average outstanding balance in contracts and notes receivable declined during the period.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, remained approximately the same in 1995 and 1994.

     Part II.  Other Information

     Items 1, 2, 3, 4 and 5 -- Not applicable.

     Item 6 -- Exhibits and reports on Form 8-K
               Exhibit 27 - Financial Data Schedule


     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly casued this report to be signed on its behalf by the undersigned thereunto duly authorized.


     PACIFIC SECURITY COMPANIES

     /s/ Wayne E. Guthrie
     ---------------------------------
     Wayne E. Guthrie
     President/Chief Executive Officer


     /s/ Donald J. Migliuri
     ---------------------------------
     Donald J. Migliuri, Secretary/
     Treasurer