Form 10-Q
period 1996-01-31
PACIFIC SECURITY COMPANIES
filed 1996-03-14
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1996

                                      OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

  Commission file number Q-6673

                          PACIFIC SECURITY COMPANIES
  -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Washington                              91-0669906
  --------------------------------        -------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)          Number)

  N. 10 Post Street
  525 Peyton Building
  Spokane, Washington  99201              (509) 624-0183
  --------------------------------        -------------------------------
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

  [ X ] Yes     [  ] No

     Part I.  Financial Information

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                 January 31,    July 31,
                                                    1996          1995
                                                 -----------  ------------
                                                 (Unaudited)
               ASSETS

     Cash:
       Cash and cash equivalents:
         Unrestricted                            $    35,535   $   575,351
         Restricted                                  224,062       188,510
                                                 -----------   -----------
                                                     259,597       763,861
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance
         notes receivable, net:
           Related parties                           952,637     1,092,875
           Unrelated                              10,424,349    12,365,021
                                                 -----------   -----------
                                                  11,376,986    13,457,896
       Accrued interest                               97,222       108,796
       Other                                         (12,514)       48,232
                                                 -----------   -----------
                                                  11,461,694    13,614,924
                                                 -----------   -----------
     Investment in Birdie's Golf Center (Note 2)   2,110,172            --
                                                 -----------   -----------
     Investment in rental properties              15,652,811    15,647,591
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,365,940     3,205,951
       Property under development                         --     1,341,798
       Marketable securities                          93,365        96,379
       Restricted investments                        221,199       270,650
       Other, at cost                                 93,115        49,768
                                                 -----------   -----------
                                                   3,773,619     4,964,546
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less
         accumulated depreciation of
         $202,953 and $189,628                        32,546        25,497
       Prepaid expenses                              285,231       335,067
                                                 -----------   -----------
                                                     317,777       360,564
                                                 -----------   -----------
             Total assets                        $33,575,670   $35,351,486
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 January 31,    July 31,
                                                    1995          1995
                                                 -----------  ------------
                                                 (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Note payable to bank                      $ 5,141,371   $ 6,679,398
                                                 -----------   -----------
       Installment contracts, mortgage
         notes payable and notes payable:
           Related parties                           210,070       215,795
           Unrelated                               6,211,104     6,212,532
                                                 -----------   -----------
                                                   6,421,174     6,428,327
                                                 -----------   -----------
       Debenture bonds                             9,482,399     9,179,484
                                                 -----------   -----------
       Accrued expenses and other
         liabilities:
           Related parties                           284,354       264,864
           Unrelated parties                         721,359     1,269,985
                                                 -----------   -----------
                                                   1,005,713     1,534,849
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                           332,624        16,849
         Deferred                                  1,041,562     1,396,562
                                                 -----------   -----------
                                                   1,374,186     1,413,411
                                                 -----------   -----------
             Total liabilities                    23,424,843    25,235,469
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redeemable value;
       authorized 20,000 shares; issued and
       outstanding 10,400 shares                   1,040,000     1,040,000
     Less:  Net discount on issuance of
       preferred stock                              (442,000)     (468,000)
                                                 -----------   -----------
                                                     598,000       572,000
                                                 -----------   -----------

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 January 31,    July 31,
                                                    1995          1995
                                                 -----------  ------------
                                                 (Unaudited)
     Stockholders' equity:
       Class A common stock authorized
         2,500,000 no par value shares,
         $3 stated value; issued and
         outstanding 1,919,673 and
         1,958,067 shares                        $ 5,759,018   $ 5,874,202
       Class B common stock authorized
         30,000 no par value shares,
         none issued                                      --            --
       Additional paid-in capital                  1,802,699     1,747,027
       Retained earnings                           1,999,745     1,928,409
       Unrealized loss on marketable
         securities, net of deferred
         income taxes                                 (8,635)       (5,621)
                                                 -----------   -----------
             Total stockholders' equity            9,552,827     9,544,017
                                                 -----------   -----------
             Total liabilities and
               stockholders' equity              $33,575,670   $35,351,486
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                      For Three Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
     Income:
       Rental                                       $  697,354  $  709,348
       Interest (related parties, $20,450
         and $22,319, respectively)                    303,250     353,613
       Service fees and options                             --       2,600
       Amortization of discounts on
         real estate contracts                          83,530      18,045
       Gain on sale of real estate                     156,061          --
       Other                                            44,504      11,529
                                                    ----------  ----------
                                                     1,284,699   1,095,135
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 182,737     172,979
         Interest                                      101,614     148,129
         Other                                         351,130     326,171
                                                    ----------  ----------
                                                       635,481     647,279
       Interest (related parties, $10,000
         and $7,661, respectively),
         net of amount capitalized                     339,278     296,250
       Salaries and commissions                        166,435     137,208
       General and administrative                      100,797      78,052
       Depreciation                                     22,105       5,324
                                                    ----------  ----------
                                                     1,264,096   1,164,113
                                                    ----------  ----------
     Income (loss) before federal income tax            20,603     (68,978)
     Federal income tax provision (benefit)              5,115     (23,253)
                                                    ----------  ----------
     Net income (loss)                                  15,488     (45,725)

     Less accretion of discount on
       preferred stock                                 (13,000)         --
                                                    ----------  ----------
     Net income applicable to common
       shareholders                                 $    2,488  $  (45,725)
                                                    ==========  ==========
     Net income (loss) per common share             $      .01  $     (.12)
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,937,973   1,961,376
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                       For Six Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
     Income:
       Rental                                       $1,384,491  $1,419,534
       Interest (related parties, $47,206
         and $61,386, respectively)                    636,467     705,803
       Service fees and options                             --       2,600
       Amortization of discounts on
         real estate contracts                          97,959      51,707
       Gain on sale of real estate                     399,753     403,154
       Other                                            70,274      13,854
                                                    ----------  ----------
                                                     2,588,944   2,596,652
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 358,464     349,447
         Interest                                      210,980     244,225
         Other                                         671,726     615,032
                                                    ----------  ----------
                                                     1,241,170   1,208,704
       Interest (related parties, $22,487
         and $17,104, respectively),
         net of amount capitalized                     657,869     614,626
       Salaries and commissions                        309,326     291,695
       General and administrative                      204,280     183,451
       Depreciation                                     35,659      10,602
                                                    ----------  ----------
                                                     2,448,304   2,309,078
                                                    ----------  ----------
     Income before federal income tax                  140,640     287,574
     Federal income tax provision                       43,275      98,151
                                                    ----------  ----------
     Net income                                         97,365     189,423

     Less accretion of discount on
       preferred stock                                 (26,000)         --
                                                    ----------  ----------
     Net income applicable to common
       shareholders                                 $   71,365  $  189,423
                                                    ==========  ==========
     Net income per common share                    $      .04  $      .10
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,942,634   1,961,376
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                       For Six Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
     Cash flows from operating activities:
       Cash received from rentals                   $1,553,533  $1,496,116
       Interest received                               642,176     707,138
       Cash paid to suppliers and employees         (1,732,736) (1,077,721)
       Interest paid, net of amounts
         capitalized                                  (627,801)   (617,442)
       Income taxes paid                               (82,500)    (95,000)
                                                    ----------  ----------
           Net cash provided by (used
             in) operating activities                 (247,328)    413,091
                                                    ----------  ----------
     Cash flows from investing activities:
       Proceeds of sales of real estate                 89,652     263,960
       Collections on contracts, mortgages
         and finance notes receivable                2,828,954     931,444
       Investment in contracts, mortgages
         and finance notes receivable                  (25,119)   (198,246)
       Additions to rental properties,
         property held for sale, property
         under development, vehicles and
         equipment                                  (1,634,009) (1,036,104)
       Increase in restricted investments
         and cash equivalents                           12,787     (29,006)
                                                    ----------  ----------
           Net cash provided by (used in)
             investing activities                    1,272,265     (69,952)
                                                    ----------  ----------
     Cash flows from financing activities:
       Net repayments under line-of-credit
         agreement                                  (1,538,027) (1,546,778)
       Net proceeds from installment contracts,
         mortgage notes and notes payable              612,858   1,700,000
       Payments on installment contracts,
         mortgage notes and notes payable             (620,009)   (715,597)
       Proceeds from sales of debenture bonds          595,562     628,691
       Redemption of debenture bonds                  (555,625)   (837,872)
       Purchase and retirement of
         common stock                                  (59,512)    (37,255)
                                                    ----------  ----------
           Net cash used in financing activities    (1,564,753)   (808,811)
                                                    ----------  ----------
     Net decrease in cash and cash
       equivalents                                    (539,816)   (465,672)
     Cash and cash equivalents, beginning
       of period                                       575,351     511,863
                                                    ----------  ----------
     Cash and cash equivalents, end of
       period                                       $   35,535  $   46,191
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                       For Six Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
     Reconciliation of net income to net
       cash provided by operating activities:
         Net income                                 $   97,365  $  189,424
         Adjustment to reconcile net
           income to net cash provided
           by operating activities:
             Depreciation and amortization             387,926     360,049
             Deferred financing income realized        (97,959)    (54,258)
             Interest accrued on debenture
               bonds                                   262,978     237,176
             Gain on sales of real estate             (399,753)   (403,154)
             Change in assets and liabilities:
               Accrued interest receivable              11,573       1,769
               Prepaid expenses                         46,113      33,272
               Accrued expenses                       (533,746)    (25,375)
               Income taxes payable                    315,775       6,797
               Deferred taxes payable                 (355,000)     (3,646)
               Other, net                               17,400      71,037
                                                    ----------  ----------
                 Net cash provided by (used in)
                   operating activities             $ (247,328) $  413,091
                                                    ==========  ==========
     Supplemental schedule of noncash investing
       and financing activities:
         Additions to investment in rental
           properties and properties held
           for sale through contract
           foreclosures                             $       --  $    6,060
         Mortgages and contracts payable
           financing related to investments
           in properties                               612,858
         Company financed sale of property             615,648     623,000
         Accretion of discount on preferred stock       26,000

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

     NOTES TO UNAUDITED FINANCIAL STATEMENTS


     Note 1.  Basis of Presentation

     The consolidated financial statements include the accounts of Pacific Security Companies and its subsidiaries (Company). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1995, filed with the Securities and Exchange
     Commission.

     The results of operations for the six months ended January 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     Note 2.  Other Operations

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios. The financial position and results of operations of Birdies are included in the consolidated financial statements. The results of operations related to Birdies for the five months ended January 31, 1996 are as follows:

     Income:
       Sales                                                    $   69,906
       Cost of sales                                               (17,489)
                                                                ----------
                                                                    52,417
       Other income                                                  5,945
                                                                ----------
         Total revenue                                              58,362
                                                                ----------
     Expenses:
       Depreciation                                                 29,923
       Salaries and commission                                      59,979
       Professional                                                    663
       General and other insurance                                   5,986
       Repairs and maintenance                                       6,913
       Utilities                                                     4,817
       Advertising and promotions                                   16,070
       Telephone                                                     1,702
       Travel and entertainment                                      6,765
       Payroll taxes                                                 8,115
       Sales and business tax                                          341
       Administrative                                               11,890
                                                                ----------
         Total operating expenses                                  153,164
                                                                ----------
     Net loss                                                   $  (94,802)
                                                                ==========

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity
     ---------------------------------
     At January 31, 1996, the Company had total stockholders' equity of approximately $9,553,000 and a total liabilities to equity ratio of
     2.45 to 1, which improved from 2.64 to 1 at July 31, 1995. During the first six months of the fiscal year, the Company's primary sources of funds were approximately $90,000 from sales of real estate and $2,829,000 in real estate contract collections. The primary uses of funds were approximately $1,634,000 for property improvements and approximately $1,505,000 in net repayment of interest-bearing debt. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $5,141,371 was outstanding at January 31, 1996, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to develop land held for sale and development.


     Results of Operations (Three Months)
     ------------------------------------
     The Company's net income for the quarter ended January 31, 1996 was approximately $2,000 compared with a net loss of approximately $46,000 for the quarter ended January 31, 1995. The gain was primarily attributable to an increase in gain on sales of real estate and greater amortization of discounts on real estate which more than offset expenses associated with the operation of Birdies.

     Rental income decreased by $11,994 (1.7%) to approximately $697,000 in the quarter ended January 31, 1996 from approximately $709,000 in 1995. Rental income declined due to the sale of two rental properties in the prior year.

     Rental property expenses were $11,798 (1.8%) lower in fiscal 1996 than for the comparable three months in 1995. This primarily resulted from reduced interest expense of $46,515 (31.4%) due to the payoff of the mortgage loan on the Hutton Building, which more than offset an increase in depreciation of $9,758 (5.6%) and other operating expenses of $24,959 (7.6%).

     Interest income and amortized discount was $15,122 (4.1%) more for the three months ended January 31, 1996 compared with the similar period in 1995, primarily due to the payoff of one large contract which resulted in a significant increase in amortized discount.

     Interest expense, exclusive of interest on debt associated with rental properties, increased by $43,028 in fiscal 1996 compared with fiscal 1995. This was primarily caused by an increase in rate on interest-bearing debt.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



     Results of Operations (Six Months), Continued
     -----------------------------------------------
     The Company's net income for the six months ended January 31, 1996 was approximately $71,000 compared with net income of approximately $189,000 for the six months ended January 31, 1995. In addition to losses from the newly-opened Birdies, the decrease was due to the decrease in rental income and gain on sales of real estate and a decline in interest income and amortized discount on real estate contracts in fiscal 1996 compared with fiscal 1995.

     Rental income decreased by $35,043 (2.5%) to $1,384,491 in the six months ended January 31, 1996 from $1,419,534 in fiscal 1995. This primarily resulted from reduced rental income due to the sale of two rental properties in the prior year.

     Rental property expenses were $32,466 (2.7%) higher in fiscal 1996 than for fiscal 1995. This resulted from increased depreciation of $9,017 (2.6%) and other operating expenses of $56,694 (9.2%) which more than offset a decrease in interest expense of $33,245 (13.6%).

     Interest income and amortized discount was $23,084 (3.2%) less for the six months ended January 31, 1996 compared with the similar period in 1995 as the average balance in contracts and notes receivable declined during the period.

     Interest expense, exclusive of interest on debt associated with rental properties, increased by $43,243 (7.0%) in fiscal 1996 compared with fiscal 1995. This was primarily caused by an increase in rate on interest-bearing debt.

     Salaries and commissions increased by $17,631 (6.0%) in fiscal 1996 compared with fiscal 1995 primarily because of new personnel for Birdies.

     General and administrative expenses increased by $20,829 (11.4%) in fiscal 1996 compared with fiscal 1995, primarily because of the new Birdies operation.

     Depreciation expense increased by $25,057 (236.3%) primarily because of the new Birdies expense of $29,923 which more than offset reductions elsewhere.

     Federal income tax provision decreased by $54,876 (55.9%) in fiscal 1996 compared with fiscal 1995 due to the decrease in taxable income.

     Part II.  Other Information

     Items 1, 2, 3 and 5 are omitted from this report as they are inapplicable.


     Item 4 -- Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------
     At the annual meeting of Company shareholders held December 12, 1995, the stockholders approved an amendment to Article V of the Articles of Incorporation, creating a new Class B common stock, elected one director and approved the engagement of Coopers & Lybrand L.L.P. as independent certified public accountants for the Company for the fiscal year ending July 31, 1996.

     Article V of the Amended Articles of Incorporation was amended to add the following language:

       The Company shall be authorized to issue up to 30,000 shares of Class B common stock, no par value. Each share of Class B common stock shall be entitled to fifty votes on each matter in all proceedings in which actions shall be taken by shareholders of the Company, including the election of directors. Except as herein provided, the common stock and Class B common stock shall be identical in all respects and for all purposes.

     Item 6 -- Exhibit 27 - Financial Data Schedule


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