Form 10-Q
period 1996-04-30
PACIFIC SECURITY COMPANIES
filed 1996-06-11
CIK 203159

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number Q-6673

                        PACIFIC SECURITY COMPANIES
- -----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

Washington                              91-0669906
- --------------------------------        ---------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          Number)

N. 10 Post Street
525 Peyton Building
Spokane, Washington  99201              (509) 624-0183
- --------------------------------        ---------------------------
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

[ X ] Yes     [  ] No

Part I.  Financial Information

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                     Consolidated Balance Sheets


                                            April 30,     July 31,
                                              1996          1995
                                           -----------   ------------
                                           (Unaudited)
          ASSETS

Cash:
  Cash and cash equivalents:
   Unrestricted                            $    22,268   $   575,351
   Restricted                                  164,764       188,510
                                           -----------   -----------
                                               187,032       763,861
                                           -----------   -----------
Receivables:
 Contracts, mortgages and finance
   notes receivable, net:
     Related parties                           952,637     1,092,875
     Unrelated                              10,248,225    12,365,021
                                           -----------   -----------
                                            11,200,862    13,457,896
 Accrued interest                               84,870       108,796
 Other                                          43,881        48,232
                                           -----------   -----------
                                            11,329,613    13,614,924
                                           -----------   -----------
Investment in Birdie's Golf Center
 (Note 2)                                    2,124,611            --
                                           -----------   -----------
Investment in rental properties             15,123,986    15,647,591
                                           -----------   -----------
Other investments:
 Property held for sale and development      3,451,143     3,205,951
 Property under development                         --     1,341,798
 Marketable securities                         105,090        96,379
 Restricted investments                        221,520       270,650
 Other, at cost                                 83,387        49,768
                                           -----------   -----------
                                             3,861,140     4,964,546
                                           -----------   -----------
Other assets:
 Vehicles and equipment, less
   accumulated depreciation of
   $205,251 and $189,628                        30,562        25,497
 Prepaid expenses                              265,116       335,067
                                           -----------   -----------
                                               295,678       360,564
                                           -----------   -----------
       Total assets                        $32,922,060   $35,351,486
                                           ===========   ===========

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            April 30,     July 31,
                                              1995          1995
                                           -----------   ------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Note payable to bank                      $ 3,827,104   $ 6,679,398
                                           -----------   -----------
 Installment contracts, mortgage
   notes payable and notes payable:
     Related parties                           207,264       215,795
     Unrelated                               6,641,283     6,212,532
                                           -----------   -----------
                                             6,848,547     6,428,327
                                           -----------   -----------
 Debenture bonds                             9,663,718     9,179,484
                                           -----------   -----------
 Accrued expenses and other
   liabilities:
     Related parties                           307,861       264,864
     Unrelated parties                         754,962     1,269,985
                                           -----------   -----------
                                             1,062,823     1,534,849
                                           -----------   -----------
 Federal income taxes:
   Currently payable                           318,909        16,849
   Deferred                                  1,041,562     1,396,562
                                           -----------   -----------
                                             1,360,471     1,413,411
                                           -----------   -----------
       Total liabilities                    22,762,663    25,235,469
                                           -----------   -----------
Commitments and contingencies

Redeemable Class A preferred stock,
 $100 par value; $100 redeemable value;
 authorized 20,000 shares; issued and
 outstanding 10,400 shares                   1,040,000     1,040,000
Less:  Net discount on issuance of
 preferred stock                              (429,000)     (468,000)
                                           -----------   -----------
                                               611,000       572,000
                                           -----------   -----------

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                            April 30,     July 31,
                                              1996          1995
                                           -----------   ------------
                                           (Unaudited)
Stockholders' equity:
 Class A common stock authorized
   2,500,000 no par value shares,
   $3 stated value; issued and
   outstanding 1,918,341 and
   1,956,067 shares                        $ 5,755,024   $ 5,874,202
 Class B common stock authorized
   30,000 no par value shares,
   none issued                                      --            --
 Additional paid-in capital                  1,804,629     1,747,027
 Retained earnings                           1,990,802     1,928,409
 Unrealized loss on marketable
   securities, net of deferred
   income taxes                                 (2,058)       (5,621)
                                           -----------   -----------
       Total stockholders' equity            9,548,397     9,544,017
                                           -----------   -----------
       Total liabilities and
         stockholders' equity              $32,922,060   $35,351,486
                                           ===========   ===========

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

          Consolidated Statements of Operations (Unaudited)


                                                For Three Months
                                                 Ended April 30,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
Income:
 Rental                                       $  705,207  $  711,887
 Interest (related parties, $21,404
   and $30,799, respectively)                    256,523     337,700
 Amortization of discounts on
   real estate contracts                          15,391      18,611
 Gain on sale of real estate                      87,115       9,275
 Other                                           170,062     (22,695)
                                              ----------  ----------
                                               1,234,298   1,054,778
                                              ----------  ----------
Expenses:
 Rental operations:
   Depreciation and amortization                 181,505     174,518
   Interest                                      105,058     125,932
   Other                                         347,065     313,599
                                              ----------  ----------
                                                 633,628     614,049
 Interest (related parties, $7,737
   and $5,239, respectively),
   net of amount capitalized                     292,371     283,054
 Salaries and commissions                        168,201     187,937
 General and administrative                       96,516      58,056
 Depreciation                                     23,240       4,463
                                              ----------  ----------
                                               1,213,956   1,147,559
                                              ----------  ----------
Income (loss) before federal income tax           20,342     (92,781)
Federal income tax provision (benefit)            16,285     (28,370)
                                              ----------  ----------
Net income (loss)                                  4,057     (64,411)

Less accretion of discount on
 preferred stock                                  13,000          --
                                              ----------  ----------
Net loss applicable to common
 shareholders                                 $   (8,943) $  (64,411)
                                              ==========  ==========
Net loss per common share                     $     (.01) $     (.03)
                                              ==========  ==========
Weighted average common shares
 outstanding                                   1,919,007   1,957,156
                                              ==========  ==========

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

            Consolidated Statements of Income (Unaudited)


                                                 For Nine Months
                                                 Ended April 30,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
Income:
 Rental                                       $2,089,698  $2,131,421
 Interest (related parties, $68,610
   and $92,185, respectively)                    892,990   1,043,503
 Service fees and options                             --       2,600
 Amortization of discounts on
   real estate contracts                         113,350      70,318
 Gain on sale of real estate                     486,868     412,429
 Other                                           240,336      (8,841)
                                              ----------  ----------
                                               3,823,242   3,651,430
                                              ----------  ----------
Expenses:
 Rental operations:
   Depreciation and amortization                 539,969     523,965
   Interest                                      316,038     370,157
   Other                                       1,018,791     928,631
                                              ----------  ----------
                                               1,874,798   1,822,753
 Interest (related parties, $30,224
   and $22,343, respectively),
   net of amount capitalized                     950,240     897,680
 Salaries and commissions                        477,527     479,632
 General and administrative                      300,796     241,587
 Depreciation                                     58,899      15,065
                                              ----------  ----------
                                               3,662,260   3,456,637
                                              ----------  ----------
Income before federal income tax                 160,982     194,793
Federal income tax provision                      59,560      69,781
                                              ----------  ----------
Net income                                       101,422     125,012

Less accretion of discount on
 preferred stock                                 (39,000)         --
                                              ----------  ----------
Net income applicable to common
 shareholders                                 $   62,422  $  125,012
                                              ==========  ==========
Net income per common share                   $      .03  $      .06
                                              ==========  ==========
Weighted average common shares
 outstanding                                   1,938,204   1,961,376
                                              ==========  ==========

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

          Consolidated Statements of Cash Flows (Unaudited)

                                                 For Nine Months
                                                 Ended April 30,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
Cash flows from operating activities:
 Cash received from rentals and other
   income                                     $2,384,407  $2,202,455
 Interest received                               911,050   1,056,567
 Cash paid to suppliers and employees         (2,278,240) (1,801,323)
 Interest paid, net of amounts
   capitalized                                  (894,856)   (913,519)
 Income taxes paid                              (112,500)   (127,500)
                                              ----------  ----------
     Net cash provided by operating
       activities                                  9,861     416,680
                                              ----------  ----------
Cash flows from investing activities:
 Proceeds of sales of real estate                259,833     264,257
 Collections on contracts, mortgages
   and finance notes receivable                3,569,144   2,132,942
 Investment in contracts, mortgages
   and finance notes receivable                  (25,968)   (242,264)
 Additions to rental properties,
   property held for sale, property
   under development, vehicles and
   equipment                                  (2,050,655) (1,396,413)
 Increase in restricted investments
   and cash equivalents                           72,103     (46,794)
 Other                                            17,689          --
                                              ----------  ----------
     Net cash provided by investing
       activities                              1,842,146     711,728
                                              ----------  ----------
Cash flows from financing activities:
 Net repayments under line-of-credit
   agreement                                  (2,852,294) (1,842,708)
 Net proceeds from installment contracts,
   mortgage notes and notes payable            1,226,853   1,700,000
 Payments on installment contracts,
   mortgage notes and notes payable             (806,631) (1,320,620)
 Proceeds from sales of debenture bonds          793,973     813,115
 Redemption of debenture bonds                  (705,415)   (932,958)
 Purchase and retirement of
   common stock                                  (61,576)    (35,000)
                                              ----------  ----------
     Net cash used in financing activities    (2,405,090) (1,618,171)
                                              ----------  ----------
Net decrease in cash and cash equivalents       (553,083)   (489,763)
Cash and cash equivalents, beginning
 of period                                       575,351     511,863
                                              ----------  ----------
Cash and cash equivalents, end of
 period                                       $   22,268  $   22,100
                                              ==========  ==========

             PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 For Nine Months
                                                 Ended April 30,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
Reconciliation of net income to net
 cash provided by operating activities:
   Net income                                 $  101,422  $  125,012
   Adjustment to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization             598,536     539,044
       Deferred financing income realized       (127,687)    (73,045)
       Interest accrued on debenture
         bonds                                   395,677     355,030
       Gain on sales of real estate             (486,869)   (412,429)
       Change in assets and liabilities:
         Accrued interest receivable              23,926      13,375
         Prepaid expenses                         66,228      60,446
         Accrued expenses                       (456,328)   (178,769)
         Income taxes payable                    302,060     (57,719)
         Deferred taxes payable                 (355,000)         --
         Other, net                              (52,104)     45,735
                                              ----------  ----------
           Net cash provided by operating
             activities                       $    9,861  $  416,680
                                              ==========  ==========
Supplemental schedule of noncash investing
 and financing activities:
   Additions to investment in rental
     properties and properties held
     for sale through contract
     foreclosures                             $       --  $    6,060
   Mortgages and contracts payable
     financing related to investments
     in properties                             1,270,858
   Company financed sale of property           1,025,648     639,400
   Accretion of discount on preferred stock       39,000          --

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

The results of operations for the nine months ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Other Operations

In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios. The financial position and results of operations of Birdies are included in the consolidated financial statements. The results of operations related to Birdies for the nine months ended April 30, 1996 are as follows:

Income:
 Sales                                                    $171,315
 Cost of sales                                             (31,146)
                                                          --------
                                                           140,169
 Other income                                               17,397
                                                          --------
   Total revenue                                           157,566
                                                          --------
Expenses:
 Depreciation                                               50,865
 Salaries and commission                                   104,545
 Professional                                                  664
 General and other insurance                                 9,267
 Repairs and maintenance                                    10,209
 Utilities                                                   7,672
 Advertising and promotions                                 25,437
 Telephone                                                   2,344
 Travel and entertainment                                    6,765
 Payroll taxes                                              13,691
 Sales and business tax                                      1,199
 Administrative                                             16,377
                                                          --------
   Total operating expenses                                249,035
                                                          --------
Net loss                                                  $(91,469)
                                                          ========

          ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity
- ---------------------------------
At April 30, 1996, the Company had total stockholders' equity of approximately $9,548,000 and a total liabilities to equity ratio of
2.38 to 1, which improved from 2.64 to 1 at July 31, 1995. During the first nine months of the fiscal year, the Company's primary sources of funds were approximately $260,000 from sales of real estate and $3,569,000 in real estate contract collections. The primary uses of funds were approximately $2,051,000 for property improvements and approximately $2,343,000 in net repayment of interest-bearing debt. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $3,827,000 was outstanding at April 30, 1996, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to develop land held for sale and development.


Results of Operations (Three Months)
- ------------------------------------
The Company's net income for the quarter ended April 30, 1996 was approximately $4,000 prior to accretion of $13,000 in discount on preferred stock compared with a net loss of approximately $64,000 for the quarter ended April 30, 1995. The gain was primarily attributable to an increase in gain on sales of real estate and other income which more than offset expenses associated with the operation of Birdies.

Rental income decreased by $6,680 (0.9%) to $705,207 in the quarter ended April 30, 1996 from $711,887 in 1995. Rental income declined due to the sale of two rental properties in the prior year.

Rental property expenses were $19,579 (3.2%) higher in fiscal 1996 than for the comparable three months in 1995. This primarily resulted from reduced interest expense of $20,874 (16.6%) primarily due to the payoff of the mortgage loan on the Hutton Building, which was more than offset by an increase in depreciation of $6,987 (4.0%) and other operating expenses of $33,466 (10.8%).

Interest income and amortized discount was $84,397 (23.7%) less for the three months ended April 30, 1996 compared with the similar period in 1995 as the average outstanding balance in contracts and notes receivable declined during the period.

Interest expense, exclusive of interest on debt associated with rental properties, increased by $9,317 in fiscal 1996 compared with fiscal 1995. This was primarily caused by an increase in rate on interest-bearing debt.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Results of Operations (Nine Months), Continued
- -----------------------------------------------
The Company's net income for the nine months ended April 30, 1996 was approximately $101,000 prior to accretion of $39,000 in discount on preferred stock compared with net income of approximately $125,000 for the nine months ended January 31, 1995. In addition to losses from the newly-opened Birdies, the decrease was due to the decrease in rental income and a decline in interest income and amortized discount on real estate contracts in fiscal 1996 compared with fiscal 1995.

Rental income decreased by $41,723 (2.0%) to $2,089,698 in the nine months ended April 30, 1996 from $2,131,421 in fiscal 1995. This primarily resulted from reduced rental income due to the sale of two rental properties in the prior year.

Rental property expenses were $52,045 (2.9%) higher in fiscal 1996 than for fiscal 1995. This resulted from increased depreciation of $16,004 (3.1%) and other operating expenses of $90,160 (9.7%) which more than offset a decrease in interest expense of $54,119 (14.6%).

Interest income and amortized discount was $107,481 (9.6%) less for the nine months ended April 30, 1996 compared with the similar period in 1995 as the average balance in contracts and notes receivable declined during the period.

Interest expense, exclusive of interest on debt associated with rental properties, increased by $52,560 (5.9%) in fiscal 1996 compared with fiscal 1995. This was primarily caused by an increase in rate on interest-bearing debt.

Salaries and commissions decreased by $2,150 (0.4%) in fiscal 1996 compared with fiscal 1995 primarily because a reduction in pay for the Company president more than offset increases due to new personnel at Birdies.

General and administrative expenses increased by $59,289 (24.5%) in fiscal 1996 compared with fiscal 1995, primarily because of the new Birdies operation.

Depreciation expense increased by $43,834 (291.0%) primarily because of the new Birdies expense of $50,865 which more than offset reductions elsewhere.

Federal income tax provision decreased by $10,221 (14.6%) in fiscal 1996 compared with fiscal 1995 due to the decrease in taxable income.

Part II.  Other Information

Items 1, 2, 3, 4 and 5 are omitted from this report as they are inapplicable.



Item 6 -- Exhibit 27 - Financial Data Schedule
- ----------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SECURITY COMPANIES

/s/ Wayne E. Guthrie
- ---------------------------------
Wayne E. Guthrie
President/Chief Executive Officer


/s/ Donald J. Migliuri
- ---------------------------------
Donald J. Migliuri, Secretary/
Treasurer