Form 10-K
period 1996-07-31
PACIFIC SECURITY COMPANIES
filed 1996-10-29
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-K
     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from        to
                                         ------    ------
                         Commission file number 0-6673

                           PACIFIC SECURITY COMPANIES
                           --------------------------
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

                                                             Name of each
                                                          exchange on which
              Title of each class                             registered
        -------------------------------                  ------------------
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

     On July 31, 1996, the registrant had outstanding 1,918,085 shares of common stock, no par value ($3 stated value) and 10,400 shares of Class A preferred stock, $100 par value.

     Documents incorporated by reference:  none.

     Number of pages in this document is 47.

                            PACIFIC SECURITY COMPANIES
                             FORM 10-K ANNUAL REPORT

                                Table of Contents



     PART I

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders


     PART II

     Item 5.   Market for the Registrant's Common Equity and
                   Related Stockholder Matters
     Item 6.   Selected Financial Data
     Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure


     PART III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management
     Item 13.  Certain Relationships and Related Transactions


     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K

     PART I
     ----------------------------------------------------------------------

     Item 1.   Business

     (a) Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc. the surviving corporation, was changed to Pacific Security Companies as of the date of the merger.

          Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing and selling real properties. The merged corporation has continued these activities. Total assets of the registrant at July 31, 1996 and 1995 were $33,060,107 and $35,351,486, respectively, and real estate contracts represent approximately 32% and 38% of the respective asset totals. The Company began curtailing its contract acquisitions and presently primarily originates contracts to facilitate the sale of real estate held for sale or development. Many of the contracts have fixed contractual interest rates from 5.25% to 14.25% and there is no provision for changing these rates to current market rates. However, for real estate contracts purchased by the Company, most contracts have been purchased at a discount from the contract balance which increases the effective yield. Newer contracts bear interest rates based on current market conditions. At July 31, 1996, approximately $2,626,000 of real estate contracts provide for variable interest rates. The total amount invested in real estate contracts and mortgages of $10,492,944 as of July 31, 1996 is $2,964,952 less than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 1.0% as of July 31, 1996 and 0.8% as of July 31, 1995. Management continues to emphasize enforcement of the Company's credit and collection policies.

          In fiscal 1996, the Company continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. Correspondingly, the acquisition of additional real estate contracts was minimal, other than for Company financed sales of its real estate.

          In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies). The golf center features a 56-tee driving range, a fully-lighted, contoured fairway with 5 target greens, a pro shop, teaching studios and an 8,000-square-foot putting green. Birdies serves as a practice and teaching center for all levels of golfers and additionally sells golf clubs and related golfing supplies. Birdies has been constructed on land held for development by the Company since 1990. Costs incurred to construct the facility, including land costs, were approximately $2,197,000. See further information on this business segment in
          Note 6 to the consolidated financial statements.

          Additionally, in fiscal 1996, the Company continued developing certain land for residential development. The Company has made street improvements and began underground and power line utility construction. The project, known as Tanglewood Ranch Park Estates (Tanglewood) offers 21 ten-acre parcels suitable for home construction. The Company anticipates marketing these parcels extensively in the spring of 1997.

          Investments in rental properties totaled $15,150,040 and $15,647,591 as of July 31, 1996 and 1995, respectively. The decrease is primarily the net result of increased additional costs offset by depreciation and sales. Other real property held for sale totaled $3,797,395 and $3,205,951 as of July 31, 1996 and 1995, respectively. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold on an installment basis for tax purposes in order to minimize and defer related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

          With the Company's continued emphasis on the development and leasing of commercial real estate and multi-family housing, rental income has increased from $2,653,958 in fiscal 1994 to $2,714,563 in fiscal 1996. During the same period, interest income, including the amortization of discounts on real estate contracts, has declined from 35% of total income in fiscal 1994 to 26% of total income in fiscal 1996. The Company expects to continue its emphasis on the development and leasing of commercial real estate in fiscal 1997 along with the continued operation of Birdies and marketing of the Tanglewood parcels. There are no contractual commitments other than the remaining remodeling costs associated with improvements for commercial buildings. The Company's fiscal 1996 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2 Properties.

          The Company's business is concentrated in financing real estate contracts, developing real estate for sale or lease and the operation of Birdies. The Company is in competition with financial institutions who invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington. As of July 31, 1996, the Company employed approximately 36 people on a full-time equivalent basis, 11 of whom are in its office at N. 10 Post Street in Spokane, Washington.

     Item 2.  Properties

     As of July 31, 1996, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

     Properties Located in Spokane County, Washington:

                                                               July 31, 1996
                                                 ----------------------------------------
                                                    Rental          Net        Mortgage
       Date                                       Development     Carrying    or Contract
      Aquired      Description of Propety           Status         Value      Obligation
      -------   ------------------------------   -------------   ----------   -----------
      Commercial:

        1979    The Peyton Building at N. 10     Substantially   $3,628,632   $  932,928
                Post Street contains approxi-    Leased
                mately 85,000 square feet of
                rentable space. Substantial
                improvements have been made to
                the building since its acqui-
                sition. Remodeling of this
                office building continues as
                new occupancy warrants. The
                Company's offices are located
                in this building.

        1979    The Hutton Building at S. 10     Substantially   $3,512,927
                Washington contains approxi-     Leased
                mately 56,000 square feet of
                rentable space. Substantial
                improvements have been made to
                the building since its acqui-
                sition. Remodeling of this
                building continues as new
                occupancy warrants. The Company
                also acquired two other build-
                ings and 25,000 square feet for
                parking near this building.

        1987    Retail office building located   Leased          $  221,592   $  143,357
                at E. 11128 Sprague Avenue.
                The property is occupied by
                four tenants.

        1984    Bank Branch Building at W. 102   Leased          $  449,606   $  651,453
                Indiana Avenue is under a long-
                term lease.

      Various   The Valley Mini-Storage complex  Substantially   $1,081,891   $  344,288
                which includes 560 storage       Rented
                units.


                                                                July 31, 1996
                                                 ----------------------------------------
                                                    Rental          Net        Mortgage
       Date                                       Development     Carrying    or Contract
      Acquired     Description of Property          Status         Value      Obligation
      --------  ------------------------------   -------------   ----------   -----------

      Commercial, Continued:

        1992    The Pier One Building is a       Leased          $3,532,329   $1,595,136
                commercial building. During
                fiscal 1994, substantial
                remodeling was completed. The
                The building has two major
                tenants, who occupy over 60%
                of the space, and several other
                smaller tenants for the remain-
                ing space.

        1992    The Cellular One Building is     Leased          $  807,488
                a commercial building con-
                structed by the Company on the
                north river bank in Spokane.

        1990    The Nevada-Holland property      Under           $  998,072
                consists of approximately 20     development
                remaining acres of raw land
                in a location where there has
                been substantial commercial
                and development residential
                development.

        1995    Birdies Golf Center, con-        Constructed     $2,124,230
                structed on 14 acres of the      and operating
                Nevada-Holland property,
                features  a 56-tee driving
                range, a fully contoured fair-
                way with 5 target greens, a
                pro shop, teaching studios and
                an 8,000-square-foot putting
                green.

        1991    Tanglewood Ranch Park Estates    Under           $1,600,550
                in south Spokane County was      development
                acquired through a judicial
                foreclosure. The area consisted
                of approximately 330 acres of
                undeveloped land. In fiscal
                1996, the Company commenced the
                development of this property
                which, when completed, will
                result in 21 fully developed
                residential lots.

        1990    The north river bank in          Undeveloped     $  990,266   $  122,643
                Spokane consists of parcels
                of undeveloped commercial real
                estate.

                                                                July 31, 1996
                                                 ----------------------------------------
                                                    Rental          Net        Mortgage
       Date                                       Development     Carrying    or Contract
      Acquired     Description of Property          Status         Value      Obligation
      --------  ------------------------------   -------------   ----------   -----------
      Commercial, Continued:

      Multi-Family Housing:

        1979    The East Valley Terrace Apart-   Fully           $  462,562   $  433,520
                ments is a 48-unit apartment     Occupied
                complex. The apartment complex
                is a Department of Housing
                and Urban Development (HUD)
                project.

        1969    The Aqua View Apartments is      Fully           $  639,342   $  393,708
                a 129-unit apartment complex.    Occupied
                The complex is an FHA 221(d)3
                project, receives rent subsi-
                dies from Spokane Housing
                Authority and is subject to a
                HUD-insured mortgage.

      Projects Located Outside Spokane County, Washington:

        1991    The City View Apartments is      Fully           $  441,903   $  556,413
                a 21-unit apartment complex.     Occupied

        1976    Retail store in Coeur d'Alene,   Leased          $   98,947   $   25,891
                Idaho containing 17,000 square
                feet. The building is currently
                leased through 1996.

        1993    Approximately six acres in       Being           $  172,106
                Auburn, Washington zoned for     Marketed
                multi-family housing were
                acquired through a foreclosure.

      Additionally, the Company has other less significant investments in real estate located primarily in the state of Washington.


     Item 3.  Legal Proceedings

     As of July 31, 1996, it is the opinion of management that there is no pending litigation that would have a materially adverse effect on the financial condition or operations of the registrant.


     Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1996.

     PART II
     ----------------------------------------------------------------------

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

     (c)  Approximate Number of Holders of Common Stock.

          Common no par value -- 1,179 record holders.

     (d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 1996, the Company also has issued 10,400 shares of Class A preferred stock owned by five holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal years ended
          July 31, 1996 and 1995, dividends totaling $62,400 were declared and accrued on these shares. The dividends were paid on August 2, 1996 and August 2, 1995, respectively. These preferred shares require redemption by the Company at par value ($1,040,000) in 2004.

     Item 6.  Selected Financial Data

     The following selected financial data have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.


                                                               Years Ended July 31,
                                         ---------------------------------------------------------------
                                            1996         1995         1994         1993         1992
                                         -----------  -----------  -----------  -----------  -----------
     Statement of Operations Data:
     -----------------------------
     Rental income                       $ 2,714,563  $ 2,832,139  $ 2,653,958  $ 2,635,215  $ 2,477,709
     Interest income                       1,138,935    1,375,420    1,476,881    1,714,348    2,091,652
     Gains on sales of real estate           486,469      584,657      186,109      233,766      271,313
     Interest expense, net                 1,650,559    1,681,213    1,682,355    1,894,691    2,142,103
     Cumulative effect of change in
       accounting principle                       --           --      (61,894)          --           --
     Net income (loss)                        39,266      159,310       71,558      140,412     (255,072)
     Income (loss) applicable to
       common shareholders                   (75,134)      44,910       71,558      140,412     (255,072)
     Income (loss) per common share:
       Income (loss) before cumulative
         effect of change in account-
         ing principle                          (.04)         .02          .07          .07         (.13)
       Cumulative effect of change in
         accounting principle                     --           --         (.03)          --           --
                                         -----------  -----------  -----------  -----------  -----------
     Income (loss) per common share             (.04)         .02          .04          .07         (.13)
                                         -----------  -----------  -----------  -----------  -----------
     Cash dividends per common share              --           --           --           --           --
     Average number of common shares
       outstanding                         1,938,076    1,960,746    1,977,889    1,986,911    1,996,143

                                                               Years Ended July 31,
                                         ---------------------------------------------------------------
                                            1996         1995         1994         1993         1992
                                         -----------  -----------  -----------  -----------  -----------
     Balance Sheet Data (at year end):

     Contracts, mortgages and finance
       notes receivable, net             $10,492,944  $13,457,896  $14,457,958  $14,930,791  $19,815,303
     Total assets                         33,060,107   35,351,486   34,842,679   35,898,448   37,601,731
     Notes and contracts payable          11,055,919   13,107,725   13,679,068   14,951,242   16,100,784
     Debentures                            9,718,260    9,179,484    8,567,231    8,763,867    9,906,777
     Stockholders' equity                  9,397,005    9,544,017    9,563,355    9,521,032    9,389,970

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General
     -------
     This discussion contains some forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     The Company engages in financing real estate collateralized contracts, acquiring real estate that is either held for sale or developed and leased or sold and operating Birdies Golf Center as its primary activities. During the past two years, the Company has been emphasizing the development and lease of its commercial office building projects as demand for the available space in these projects has increased. Virtually all of the Company's development of these commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes. As a result of the Company's emphasis, operating lease income has become an increasingly larger portion of total Company income.

     The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concentration in Spokane County. The Company has concentrated its efforts primarily on the development and sale of existing real estate projects to maximize the return from those investments. The Company has curtailed its contract acquisitions and now primarily originates real estate contracts to facilitate the sale of its property held for sale or development.

     Birdies Golf Center opened to the pubic in fiscal 1996. The Company has focused on a marketing campaign to increase public awareness and attraction to the facility. In addition to its many unique amenities, Birdies has on staff a golf pro and a general manager. In its second year of operations, Birdies is expected to contribute an increasing portion of the Company's income.

     The Company finances its investments in real estate and contracts and operates Birdies Golf Center primarily through the sale of fixed rate debentures with terms ranging from one to ten years, real estate notes or mortgages, and a collateralized line-of-credit arrangement with a local bank. The Company intends to continue using these funding sources in the future.

     Results of Operations
     ---------------------
     For the years ended July 31, 1996, 1995 and 1994, the Company's net income was approximately $39,000, $159,000 and $72,000, respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, the loss applicable to common shareholders was approximately $75,000 in fiscal 1996.

     Rental real estate activities have increased as more available space in existing projects has been let and rental rates have been increased. Total rental income has increased from approximately $2,654,000 in fiscal 1994 to $2,715,000 in fiscal 1996. The Company anticipates this trend will continue as additional space is leased and rental rates increase. However, reduced rental income could result from sales of some rental properties.

     The total interest income and amortization of discounts on acquired real estate contracts has continued to decline from approximately $1,610,000 and $1,458,000 in fiscal 1994 and 1995, respectively, to approximately $1,265,000 in fiscal 1996. This decline corresponds directly with the decline in the Company's investment in real estate contracts. The Company has curtailed its real estate contract acquisition activities to concentrate its efforts in renovating and leasing commercial office buildings and developing real estate. Collections on real estate contracts have significantly exceeded new acquisitions in each of the last three fiscal years. These funds were used to remodel and develop existing real estate projects and repay outstanding obligations.

     Gains on the sale of real estate were approximately $486,000, $585,000 and $186,000 in fiscal 1996, 1995 and 1994, respectively. The Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

     Sales of services and tangible products at Birdies were approximately $294,000 in fiscal 1996, which is in line with the Company's expectations for its first year of operations. Overall, the golf center recorded a loss from operations of approximately $143,000, primarily reflecting the initial start-up and staffing costs. The Company anticipates that the margins from its golf center will improve through increased sales in its second year of operations and the non-recurrence of start-up costs.

     The expenses associated with rental operations have increased to approximately $2.5 million in fiscal 1996 from approximately $2.4 million in fiscal 1995 and $2.2 million in fiscal 1994. As new tenants are added to the major office building projects, the Company anticipates increased depreciation and interest expense and othercosts associated with the major remodeling projects. However, the resultant increase in rental income is anticipated to more than offset the expected increases in related costs. The rental activities of the Company are expected to continue to contribute significantly to its profitability.

     Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $1,216,000, $1,263,000 and $1,363,000 in fiscal 1996, 1995 and 1994, respectively. The decline in interest costs over the three-year period has been primarily as a result of a decrease in outstanding borrowings.

     Salaries and commissions and general and administrative costs have increased modestly in absolute dollar amounts for each of the last three fiscal years. The commencement of the Birdies operation in early fiscal 1996 contributed to an increase in the number of employees and related salaries and other administrative costs.

     The Company's effective income tax rate as a percentage of income before federal income tax was 31% in fiscal 1996; however, its current income tax provision increased significantly due to the reversal of deferred installments gains for tax purposes. Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this standard was a charge to operations of $61,894 in fiscal 1994.

     Liquidity and Capital Resources
     -------------------------------
     At July 31, 1996, the Company had total stockholders' equity of approximately $9,397,000 and a total liabilities to equity ratio of
     2.45 to 1, which decreased slightly from 2.64 to 1 a year before. In fiscal 1996, the Company's primary sources of funds were approximately $259,000 from the sale of real estate, $4.2 million in real estate contract collections, $863,000 from the sale of debentures and $1.3 million from the issuance of mortgage and notes payable. The primary uses of funds were approximately $2.5 million used for the acquisition and improvements of real estate projects, $2.2 million in net repayments on the line of credit borrowings and approximately $1.1 million in repayment of outstanding long-term debt. As a holder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that much of the Company's investment in real estate contracts, and established real estate leases have fixed returns, as do the Company's debentures. Additionally, the Company will be affected by changes in the real estate market in Washington.

     The Company anticipates that sales of debentures and the availability of funds under its $8,000,000 line-of-credit arrangement, of which only approximately $4,448,000 was outstanding at July 31, 1996, will be sufficient to fund its short- and intermediate-term needs to retire maturing debentures and mortgage obligations and continue development of its real estate projects as demand warrants.

     Impact of Recently Issued Accounting Standards
     ----------------------------------------------
     The Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on August 1, 1996. SFAS No. 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the fair value of the asset if the asset is expected to be held and used. The Company does not anticipate that the adoption of this standard will have a material effect on the consolidated financial statements.

     Item 8.  Financial Statements and Supplementary Data


     Index to Consolidated Financial Statements

     Report of independent accountants

     Financial statements:

       Consolidated balance sheets

       Consolidated statements of operations

       Consolidated statements of stockholders' equity

       Consolidated statements of cash flows
       Notes to consolidated financial statements


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There  were  no  disagreements  on   accounting  issues  or  financial
     statement disclosure during the fiscal year ended July 31, 1996 or any interim period after July 31, 1996.

     Report of Independent Accountants



     Board of Directors and Stockholders
     Pacific Security Companies
     Spokane, Washington

     We have audited the accompanying consolidated balance sheets of Pacific Security Companies and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Security Companies and subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in fiscal 1996 and for income taxes in fiscal 1994.



                                    /s/Coopers & Lybrand L.L.P.


     Spokane, Washington
     September 27, 1996

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets
     July 31, 1996 and 1995

                  ASSETS                            1996          1995
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $   464,471   $   575,351
       Restricted                                    152,346       188,510
                                                 -----------   -----------
                                                     616,817       763,861
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance notes
         receivable, net:
           Related parties                           845,672     1,092,875
           Unrelated                               9,647,272    12,365,021
                                                 -----------   -----------
                                                  10,492,944    13,457,896
       Accrued interest                               90,111       108,796
       Other                                          72,542        48,232
                                                 -----------   -----------
                                                  10,655,597    13,614,924
                                                 -----------   -----------
     Investment in rental properties, net         15,150,040    15,647,591
                                                 -----------   -----------
     Investment in golf center, net                2,124,230
                                                 -----------
     Other investments:
       Property held for sale and development      3,797,395     3,205,951
       Golf center under development                             1,341,798
       Marketable securities                          75,880        96,379
       Restricted investments                        221,840       270,650
       Other                                          20,931        49,768
                                                 -----------   -----------
                                                   4,116,046     4,964,546
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    30,983        25,497
       Prepaid expenses                              283,042       335,067
       Golf center inventories                        83,352
                                                 -----------   -----------
                                                     397,377       360,564
                                                 -----------   -----------
             Total assets                        $33,060,107   $35,351,486
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued
     July 31, 1996 and 1995




        LIABILITIES AND STOCKHOLDERS' EQUITY        1996          1995
                                                 -----------   -----------
     Liabilities:
       Note payable to bank                      $ 4,448,010   $ 6,679,398
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notespayable:
           Related parties                           204,136       215,795
           Unrelated                               6,403,773     6,212,532
                                                 -----------   -----------
                                                   6,607,909     6,428,327
                                                 -----------   -----------
       Debenture bonds                             9,718,260     9,179,484
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             165,438       264,864
         Unrelated                                   786,166     1,269,985
                                                 -----------   -----------
                                                     951,604     1,534,849
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                           244,944        16,849
         Deferred                                  1,068,375     1,396,562
                                                 -----------   -----------
                                                   1,313,319     1,413,411
                                                 -----------   -----------
             Total liabilities                    23,039,102    25,235,469
                                                 -----------   -----------
     Commitments and contingencies (Note 10)

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 10,400 shares                  1,040,000     1,040,000
     Less: Net discount on issuance of pre-
       ferred stock                                 (416,000)     (468,000)
                                                 -----------   -----------
                                                     624,000       572,000
                                                 -----------   -----------

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued
     July 31, 1996 and 1995


        LIABILITIES AND STOCKHOLDERS'
             EQUITY, CONTINUED                      1996          1995
                                                 -----------   -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,918,085
           and 1,958,067 shares                  $ 5,754,256   $ 5,874,202
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
         Additional paid-in capital                1,805,000     1,747,027
       Retained earnings                           1,853,275     1,928,409
       Unrealized loss on marketable securities      (15,526)       (5,621)
                                                 -----------   -----------
           Total stockholders' equity              9,397,005     9,544,017
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $33,060,107   $35,351,486
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations
     for the years ended July 31, 1996, 1995 and 1994


                                           1996        1995        1994
                                        ----------  ----------  ----------
     Income:
       Rental                           $2,714,563  $2,832,139  $2,653,958
       Interest                          1,138,935   1,375,420   1,476,881
       Gain on sale of securities           30,959       4,445      25,119
       Service fees and options                          3,600         980
       Amortization of discounts on
         real estate contracts             126,044      82,783     132,662
       Gain on sales of real estate        486,469     584,657     186,109
       Golf center sales (including
         lessons of $31,936)               294,276
       Other, net                          153,376     (30,010)     93,378
                                        ----------  ----------  ----------
                                         4,944,622   4,853,034   4,569,087
                                        ----------  ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization     714,474     699,264     677,687
         Interest                          434,397     418,688     319,011
         Other                           1,311,200   1,332,205   1,197,641
                                        ----------  ----------  ----------
                                         2,460,071   2,450,157   2,194,339
       Interest, net of amount
         capitalized                     1,216,162   1,262,525   1,363,344
       Salaries and commissions            651,416     565,245     504,627
       General and administrative          422,455     311,557     294,242
       Depreciation                         82,797      18,190      19,843
       Cost of golf merchandise sales       53,503
       Uncollectible accounts                1,412         117         821
                                        ----------  ----------  ----------
                                         4,887,816   4,607,791   4,377,216
     Income before federal income tax
       provision and accumulative
       effect of change in accounting
       principle                            56,806     245,243     191,871
     Federal income tax provision           17,540      85,933      58,419
                                        ----------  ----------  ----------
     Income before cumulative effect
       of change in accounting
       principle                            39,266     159,310     133,452

     Cumulative effect of change in
       accounting principle                                        (61,894)
                                        ----------  ----------  ----------
     Net income                             39,266     159,310      71,558
                                        ----------  ----------  ----------

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations, Continued for the years ended July 31, 1996, 1995 and 1994


                                           1996        1995        1994
                                        ----------  ----------  ----------

     Net income                             39,266     159,310      71,558
       Less: Preferred stock dividends     (62,400)    (62,400)
             Accretion of discount on
               preferred stock             (52,000)    (52,000)
                                        ----------  ----------  ----------
     Income (loss) applicable to
       common stockholders              $  (75,134) $   44,910  $   71,558
                                        ==========  ==========  ==========

     Income (loss) per common share:
       Income (loss) before cumulative
         effect of change in account-
         ing principle                  $     (.04) $      .02  $      .07
       Cumulative effect of change in
         accounting principle                                         (.03)
                                        ----------  ----------  ----------
     Income (loss) per common share     $     (.04) $      .02  $      .04
                                        ==========  ==========  ==========

     Weighted average common shares
       outstanding                       1,938,076   1,960,746   1,977,889
                                        ==========  ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994

                                                                      Unrealized
                                             Additional               Gain (Loss)
                                   Common     Paid-In     Retained   on Marketable
                                   Stock      Capital     Earnings    Securities      Total
                                 ----------  ----------  ----------  -------------  ----------
      Balances, July 31, 1993    $5,943,303  $1,760,529  $1,811,941   $     5,259   $9,521,032
        Net income                                           71,558                     71,558
        Unrealized gain on
           marketable securi-
           ties                                                            17,550       17,550
        Purchase and retire-
           ment of common stock
           (15,506 shares)          (46,517)       (268)                               (46,785)
                                 ----------  ----------  ----------   -----------   ----------
      Balances, July 31, 1994     5,896,786   1,760,261   1,883,499        22,809    9,563,355
        Net income                                          159,310                    159,310
        Unrealized loss on
           marketable securi-
           ties                                                           (28,430)     (28,430)
        Purchase and retire-
           ment of common stock
           (7,528 shares)           (22,584)    (13,234)                               (35,818)
        Cash dividend declared
           on preferred stock                               (62,400)                   (62,400)
        Accretion of discount
           on preferred stock                               (52,000)                   (52,000)
                                 ----------  ----------  ----------   -----------   ----------
      Balances, July 31, 1995     5,874,202   1,747,027   1,928,409        (5,621)   9,544,017
        Net income                                           39,266                     39,266
        Unrealized loss on
           marketable securi-
           ties                                                            (9,905)      (9,905)
        Purchase and retire-
           ment of common stock
           (39,982 shares)         (119,946)     57,973                                (61,973)
        Cash dividend declared
           on preferred stock                               (62,400)                   (62,400)
        Accretion of discount on
           preferred stock                                  (52,000)                   (52,000)
                                 ----------  ----------  ----------   -----------   ----------
      Balances, July 31, 1996    $5,754,256  $1,805,000  $1,853,275   $   (15,526)  $9,397,005
                                 ==========  ==========  ==========   ===========   ==========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows
     for the years ended July 31, 1996, 1995 and 1994

                                                            1996         1995         1994
                                                         -----------  -----------  -----------
      Cash flows from operating activities:
        Cash received from rentals and golf
           center sales                                  $ 3,119,937  $ 2,861,797  $ 2,741,139
        Interest received                                  1,168,493    1,390,814    1,480,230
        Cash paid to suppliers and employees              (3,029,296)  (1,832,994)  (2,295,699)
        Interest paid, net of amounts capitalized         (1,141,198)  (1,184,699)  (1,263,433)
        Income taxes paid                                   (112,500)     (97,500)     (30,000)
                                                         -----------  -----------  -----------
             Net cash provided by operating activities         5,436    1,137,418      632,237
                                                         -----------  -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                   259,435      293,138      707,730
        Proceeds from sales of marketable securities
           and other investments                              41,553        2,300       51,236
        Collections on contracts, mortgages and
           finance notes receivable                        4,166,338    2,543,914    3,572,465
        Investment in contracts, mortgages and
           finance notes receivable                          (51,106)    (242,399)     (90,550)
        Additions to rental properties, property
           held for sale, property under develop-
           ment, golf center, vehicles and equipment      (2,477,696)  (3,146,582)  (3,348,611)
        Change in restricted investments and
           cash equivalents                                   84,974      (46,473)     (19,634)
        Other                                                 28,837       (2,121)
                                                         -----------  -----------  -----------
             Net cash provided by (used in) investing
               activities                                  2,052,335     (598,223)     872,636
                                                         -----------  -----------  -----------
      Cash flows from financing activities:
        Net (repayments) borrowings under
           line-of-credit agreement                       (2,231,388)    (344,143)     929,681
        Proceeds from installment contracts,
           mortgage notes and notes payable                1,270,858    1,911,000
        Payments on installment contracts,
           mortgage notes and notes payable               (1,091,276)  (2,138,200)  (2,067,091)
        Proceeds from sales of debenture bonds               863,142    1,107,171    1,140,201
        Redemption of debenture bonds                       (855,614)    (975,715)  (1,823,291)
        Proceeds from sale of preferred stock                                          520,000
        Payment of dividends on preferred stock              (62,400)
        Purchase and retirement of common stock              (61,973)     (35,818)     (46,785)
                                                         -----------  -----------  -----------
             Net cash used in financing activities        (2,168,651)    (475,705)  (1,347,285)
                                                         -----------  -----------  -----------
      Net increase (decrease) in cash and cash
        equivalents                                         (110,880)      63,490      157,588
      Cash and cash equivalents, beginning of year           575,351      511,861      354,273
                                                         -----------  -----------  -----------
      Cash and cash equivalents, end of year             $   464,471  $   575,351  $   511,861
                                                         ===========  ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued for the years ended July 31, 1996, 1995 and 1994


                                                            1996         1995         1994
                                                         -----------  -----------  -----------
      Reconciliation of net income to net cash
        provided by operating activities:
           Net income                                    $    39,266  $   159,310  $    71,558
           Adjustments to reconcile net income
             to net cash provided by operating
               activities:
                 Depreciation and amortization               797,271      717,454      697,530
                 Deferred income tax benefit                (328,187)     (28,424)     (63,340)
                 Cumulative effect of change in
                   accounting for income taxes                                          61,894
                 Deferred financing income realized         (126,044)     (82,783)    (132,662)
                 Interest accrued on debenture bonds         531,248      480,797      486,454
                 Gain on sales of marketable
                   securities                                (30,959)                   (4,445)
                 Gain on sales of real estate               (486,469)    (584,657)    (186,109)
                 Loss on other investment                                  24,865
                 Uncollectible accounts                        1,412          117          821
                 Change in assets and liabilities:
                   Accrued interest receivable                18,685       16,251        1,364
                   Prepaid expenses                           52,025       15,604     (216,548)
                   Inventories                               (83,352)
                   Accrued expenses                         (583,245)     412,613     (176,039)
                   Income taxes payable                      228,095      (11,354)      91,759
                   Other, net                                (24,310)      17,625
                                                         -----------  -----------  -----------
                      Net cash provided by operating
                         activities                      $     5,436  $ 1,137,418  $   632,237
                                                         ===========  ===========  ===========
      Supplemental schedule of noncash investing
        and financing activities:
           Additions to investment in rental
             properties and properties held for
             sale through contract foreclosures                       $     6,060  $    23,225
           Mortgages and contracts payable financing
             related to investments in properties                                      134,764
           Company financed sale of property             $ 1,025,648    1,160,400    2,899,647
           Accretion of discount on preferred stock           52,000       52,000
           Stock dividend declared and unpaid                 62,400       62,400

      The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Pacific Security Companies and subsidiaries (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling and leasing real properties and in contract and loan financing, collater-alized by real estate. Most of the Company's real estate activities are concentrated within the state of Washington. The Company completed construction and commenced operations of a golf center during the year ended July 31, 1996. The golf center, located in Spokane, Washington, serves as a practice and teaching center and sells golf clubs and related golf supplies.

          A summary of significant accounting policies followed by the Company is presented below:

            Consolidation
            -------------
            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua View Apartments, Inc. All significant intercompany accounts and transactions have been eliminated.

            The Company's wholly owned subsidiary, Henry George & Sons Co., Inc. (and its wholly owned subsidiary, Cooper George Company) (Cooper George) was dissolved during the year ended July 31, 1996. Upon dissolution, all assets of Cooper George were transferred to the Company for the redemption of the outstanding common stock. Cooper George was included in the accounts of the Company during the years ended July 31, 1995 and 1994.

            The Company sold the assets of a wholly owned subsidiary, Park Manor, Inc., in August 1993. The operating results of Park Manor, Inc., were included in the accounts of the Company during the year ended July 31, 1994.

            Cash and Cash Equivalents
            -------------------------
            The Company deposits all cash and cash equivalents with high quality financial institutions. The Company considers highly liquid debt instruments, if any, purchased with a remaining maturity of three months or less to be cash equivalents.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Contracts, Mortgages and Finance Notes Receivable
            -------------------------------------------------
            Contracts, mortgages and finance notes receivable are stated at unpaid principal balance, plus accrued interest, less acquisition discounts and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral.

            Interest continues to be accrued on non-performing receivables until such amount is not expected to be recovered.

            In May 1993, Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral less selling costs. The Company adopted this new standard August 1, 1995, which did not have a material effect on the consolidated financial statements.

            Discounts on Contracts
            ----------------------
            The Company amortizes discounts on purchased contracts using the level-yield method over the expected term of the contracts.

            Investment in Rental Properties
            -------------------------------
            Rental properties, including land, buildings and improvements and furniture and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

            Depreciation is provided on the straight-line method over estimated useful lives as summarized below:
                                                              Years
                                                              -----
              Buildings and improvements                      15-40
              Furniture and equipment                          5-10

            Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected inoperations.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Investment in Golf Center
            -------------------------
            The golf center, including land, building and improvements and furniture and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives as summarized below:

                                                              Years
                                                              -----
                  Buildings and improvements                  15-40
                  Furniture and equipment                      3-10

            Interest Capitalization
            -----------------------
            All costs associated with self-constructed assets
            (including interest and real estate taxes) incurred during the construction period are capitalized. Interest costs of approximately $205,000, $204,000, and $152,000 were capitalized in fiscal 1996, 1995 and 1994, respectively.

            Property Held for Sale or Development
            -------------------------------------
            The Company acquires real estate through direct acquisition and foreclosures and records these assets at the lower of fair value less estimated costs to sell or cost. Losses on properties held for sale or development are recognized if the anticipated cash flows from disposition, less estimated selling costs, are estimated to be less than the carrying value of the related asset.

            In March 1995, Statement of Financial Accounting Standards
            (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires certain long-lived assets, such as the Company's real estate assets, to be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Company is required to adopt this new standard by August 1, 1996. The Company does not anticipate that the adoption of SFAS No. 121 will have a material effect on the consolidated financial statements.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Marketable Securities
            ---------------------
            The Company's investments, consisting of debt and equity securities, are considered to be "available for sale" and, therefore, are carried at market value. Realized gains and losses on the sale of these securities are recognized on a specific identification basis in the consolidated statement of operations in the period the securities are sold. Unrealized gains and losses are excluded from operations and reported as a separate component of stockholders' equity, net of related income taxes, until realized.

            Restricted Investments
            ----------------------
            Restricted investments in U.S. Treasury bonds are carried at amortized cost. Premiums or discounts at acquisition are amortized using the interest method over the term of the investment.

            Vehicles and Equipment
            ----------------------
            Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $207,505 and $197,217 at July 31, 1996 and 1995, respectively.
            Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

            Golf Center Inventories
            -----------------------
            Golf center inventories are stated at the lower of cost or estimated net realizable value using the first-in, first-out method.

            Sales of Real Estate
            --------------------
            Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition as established by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (see
            Note 4). Losses arising from sales of real estate are recognized immediately upon sale.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Income Taxes
            ------------
            The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective August 1, 1993. The cumulative effect of adopting SFAS No. 109 in fiscal 1994 was a charge to operations of $61,894. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

            Income or Loss Per Share
            ------------------------
            Income or loss per common share is based on net income or loss after deducting preferred stock dividends and the accretion of the discount on preferred stock divided by the weighted average number of shares of common stock outstanding during each year.

            Credit Risk
            -----------
            Financial instruments which expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, contracts, mortgages and finance notes receivable.

            As of July 31, 1996 and 1995, the Company has various cash and investment accounts totaling approximately $446,000 and $564,000, respectively, with one financial institution. These accounts are insured by the Federal Deposit Insurance
            Corporation up to $100,000.

            The Company's contracts, mortgages and finance notes receivable are primarily from borrowers in the state of Washington and are collateralized principally by real estate located in Washington. Additionally, the outstanding balance of five individual loans totaled approximately $6,740,000 and $8,130,000 at July 31, 1996 and 1995, respectively.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Estimates
            ---------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

            Reclassifications
            -----------------
            Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on retained earnings or net income as previously reported.


      2.  RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS:

          At July 31, 1996 and 1995, the Company holds cash and cash equivalents and investments which are restricted for the following purposes:

                                                  1996                     1995
                                         ----------------------   ----------------------
                                          Cash and       U.S.      Cash and       U.S.
                                            Cash       Treasury      Cash       Treasury
                                         Equivalents    Notes     Equivalents    Notes
                                         -----------   --------   -----------   --------
              Tenant security deposits    $ 25,948                 $ 31,126
              Mortgage reserves             33,728                   31,337
              Apartment complex re-
                placement reserve
                required by the Depart-
                ment of Housing and
                Urban Development
                (HUD)                       88,702     $128,588     117,377     $127,847
              Apartment complex residual
                receipts as required by
                HUD                          4,161       93,252       8,670      142,803
                                          --------     --------    --------     --------
                                          $154,346     $221,840    $188,510     $270,650
                                          ========     ========    ========     ========

          The U.S. Treasury notes held in the replacement and residual receipt reserves at July 31, 1996 bear interest at 6% and mature October 15, 1999.


      3.  CONTRACTS, MORTGAGES AND FINANCE NOTES RECEIVABLE:
          At July 31, 1996 and 1995, the aging of amounts due on contracts, mortgages and finance notes receivable was as follows:

                                                     1996         1995
                                                  -----------  -----------
            Current                               $10,474,252  $13,578,288
            31 to 60 days                              46,448      133,575
            60 to 90 days                              85,767       21,345
            Over 90 days                              102,771      108,998
                                                  -----------  -----------
                                                   10,709,238   13,842,206
            Less unearned acquisition discounts      (216,294)    (384,310)
                                                  -----------  -----------
                                                  $10,492,944  $13,457,896
                                                  ===========  ===========

          Substantially all of these receivables are collateralized by land, commercial buildings and single and multi-family residences. Interest rates on most loans are fixed and range from 5.25% to 14.25% at July 31, 1996 and 1995. Approximately $2,626,000 and $2,484,000 of loans outstanding at July 31, 1996 and 1995, respectively, have variable interest rates.

          Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. At July 31, 1996 and 1995, the fair value of the underlying collateral, net of selling costs, is estimated to be greater than the carrying value of the related contracts and notes, and thus, no allowance for loss has been provided. These estimates can be affected by changes in the economic environment in the state of Washington and the resultant effect on real estate values. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for loan losses could change in the near term.

      4.  INVESTMENTS IN RENTAL PROPERTIES:

          Following is a summary of investments in rental properties at July 31, 1996 and 1995:

                                                     1996         1995
                                                  -----------  -----------
            Land                                  $ 2,929,981  $ 3,063,976
            Buildings and improvements             17,652,278   17,984,196
            Furniture and equipment                 1,082,374      902,665
                                                  -----------  -----------
                                                   21,664,633   21,950,837
            Less accumulated depreciation          (6,514,593)  (6,303,246)
                                                  -----------  -----------
                                                  $15,150,040  $15,647,591
                                                  ===========  ===========

          The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of July 31, 1996:

                       Year Ending
                         July 31,
                       -----------
                          1997                    $1,347,865
                          1998                     1,127,188
                          1999                       911,404
                          2000                       530,203
                          2001                       407,115
                       Thereafter                    412,212
                                                  ----------
                       Total minimum future
                         rentals                  $4,735,987
                                                  ==========

          These properties are primarily located in the greater Spokane, Washington geographical area. Losses on investments in rental properties are recognized if the anticipated cash flows from operations or the sale of the rental property, net of selling costs, are estimated to be less than the carrying value of the related asset. These estimates can be affected by changes in the economic environment of the Spokane, Washington area and the resultant effect on the real estate rental and property values. As a result of changing economic conditions, it is reasonably possible that these estimates could change in the near term.

          At July 31, 1996 and 1995, the sales of certain rental property and land were subject to sales contracts, but had not met the criterion to be recorded as a sale. Therefore, the deposit method of accounting for these sales was applied, resulting in approximately $185,000 and $303,000 being classified as investments in rental properties at July 31, 1996 and 1995, respectively. At July 31, 1996 and 1995, the Company had deferred gains of approximately $42,000 and $74,000, respectively, associated with these sales which will be recognized when the criterion for a sale is ultimately met.


      5.  INVESTMENT IN GOLF CENTER:

          The Company completed construction of Birdies Golf Center (Birdies), which features a 56-tee driving range, a fully lighted, contoured fairway with 5 target greens, a pro shop, teaching studios and an 8,000-square-foot putting green.

          The following is a summary of the investment in the golf center at July 31, 1996:

            Land                                               $  350,000
            Building and improvements                           1,622,751
            Furniture and equipment                               223,985
                                                               ----------
                                                                2,196,736
            Less accumulated depreciation                         (72,506)
                                                               ----------
                                                               $2,124,230
                                                               ==========

          This property was under development during the year ended
          July 31, 1995. Upon completion, the costs previously recorded as golf center under development were transferred to the investment in the golf center and depreciation commenced.

      6.  BUSINESS SEGMENT REPORTING:

          Information about the Company's separate business segments and in total as of and for the year ended July 31, 1996 is as follows:
                                       Birdies    Rental and
                                        Golf      Receivable
                                       Center     Operations      Total
                                     -----------  -----------  -----------
            Revenue                  $   294,276  $ 4,650,346  $ 4,944,622
            Earnings (loss) from
              operations                (142,848)     199,654       56,806
            Identifiable assets,
              net                      2,207,582   30,852,525   33,060,107
            Depreciation and
              amortization                72,506      724,765      797,271
            Capital expenditures         854,937    1,622,759    2,477,696

      7.  MARKETABLE SECURITIES:

          A summary of investments in marketable securities at July 31, 1996 and 1995 is as follows:

                                                 1996                               1995
                                  ----------------------------------  ----------------------------------
                                             Unrealized     Market/              Unrealized     Market/
                                            Appreciation    Carrying            Appreciation    Carrying
                                    Cost    (Depreciation)   Value      Cost    (Depreciation)   Value
                                  --------  --------------  --------  --------  --------------  --------
            Marketable equity
              securities          $ 40,004     $(23,524)    $ 16,480  $ 45,495     $ (8,516)    $ 36,979
            Debt securities         59,400                    59,400    59,400                    59,400
                                  --------     --------     --------  --------     --------     --------
                                  $ 99,404     $(23,524)    $ 75,880  $104,895     $ (8,516)    $ 96,379
                                  ========     ========     ========  ========     ========     ========

          The debt securities are contractually due in 1997; however, actual maturities may differ from the stated contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      8.  NOTE PAYABLE TO BANK:

          Note payable to bank represents borrowings outstanding under the Company's $8,000,000 short-term, line-of-credit agreement with U.S. Bank of Washington. Amounts drawn under the line bear interest at the bank's prime rate plus seven-eighths of one percent. The interest rate was 9.125% (based on a prime rate of 8.25%) at July 31, 1996. The agreement is subject to renewal on December 5, 1996. The Company's majority stockholder provides a guarantee of up to $1.2 million on outstanding borrowings under the line-of-credit agreement. The following assets were pledgedas collateral for the note at July 31, 1996 and 1995:

                                                       1996        1995
                                                    ----------  ----------
            Finance notes and real estate
              contracts receivable                  $3,267,367  $5,425,401
            Assignment of future rents               2,029,184   2,447,550
            Equity in contracts with underlying
              obligations                              104,191     172,343
                                                    ----------  ----------
                                                    $5,400,742  $8,045,294
                                                    ==========  ==========


      9.  INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE:

          Installment contracts, mortgage notes and notes payable bear interest at rates ranging from 6.0% to 10.5% per annum. Monthly debt service payments, including interest, were approximately $126,422 at July 31, 1996.

          Scheduled future maturities of contracts, mortgage notes and notes payable are as follows:

                       Year Ending
                         July 31,
                       -----------

                          1997                    $1,031,576
                          1998                       552,305
                          1999                       499,231
                          2000                       537,707
                          2001                       580,081
                       Thereafter                  3,407,009
                                                  ----------
                                                  $6,607,909
                                                  ==========

      9.  INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE,
          CONTINUED:
          The following assets were pledged as collateral for contracts, mortgage notes and notes payable at July 31, 1996 and 1995:

                                                     1996         1995
                                                  -----------  -----------
            Contracts receivable                  $ 3,828,054  $ 4,265,720
            Rental properties                       8,428,533    7,185,140
                                                  -----------  -----------
                                                  $12,256,587  $11,450,860
                                                  ===========  ===========


     10.  DEBENTURE BONDS:

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

          Estimated future contractual maturities of outstanding debenture bonds are as follows:

                       Year Ending
                         July 31,
                       -----------

                          1997                  $2,012,826
                          1998                   1,621,359
                          1999                     691,305
                          2000                     920,110
                          2001                     433,333
                       Thereafter                4,039,327
                                                ----------
                                                $9,718,260
                                                ==========

          Outstanding bonds by interest rate categories were as follows at July 31, 1996 and 1995:

                   Bond Interest Rate              1996        1995
                   ------------------           ----------  ----------
                         5.50%                              $    5,780
                         5.75                   $   42,086
                         6.00                      447,664     687,390
                         6.25                      114,129       5,500
                         6.50                      484,690     630,495
                         6.75                       20,231      86,699
                         7.00                      927,631     913,242
                         7.25                      274,235     207,041
                         7.50                    1,748,361   1,445,477
                         7.75                      246,690     127,750
                         8.00                      742,900     665,625
                         8.25                      258,745     216,767
                         8.50                    1,300,283   1,229,508
                         8.75                      544,285     397,467
                         9.00                    1,566,314   1,019,189
                         9.25                      312,638     226,478
                         9.50                      661,206   1,291,456
                        10.00                       11,926      10,802
                        10.50                        9,268       8,353
                        11.00                        4,978       4,465
                                                ----------  ----------
                                                $9,718,260  $9,179,484
                                                ==========  ==========

          The weighted average interest rate for outstanding debentures at July 31, 1996 and 1995 was 8.01% and 7.99%, respectively.
          The Securities Act of Washington contains specific statutory and regulatory requirements concerning companies selling debentures in the state of Washington. These regulations require maintenance of minimum net worth and liquidity levels, define debenture terms and maturity limitations, describe financial reporting requirements and prohibit certain activities by controlling persons of the issuer of debentures. Failure to comply with these requirements may jeopardize a company's ability to issue debentures.

          In November 1995, the Company renewed its permit to offer debentures for sale under the Securities Act of Washington. The permit is subject to the following conditions:

          (a) Outstanding debentures, including accrued interest, may not exceed $10,488,910 at any time during the period.

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

               - A discussion of the efforts which have been made during the quarter to transfer a receivable from Washington Capital, Inc. (WCI), a related party (see Note 14), to an unaffiliated entity.

          The permit expires in November 1996. However, the Company's continued ability to sell additional debentures is dependent upon its compliance with the preceding conditions.


     11.  INCOME TAXES:

          The components of the income tax provision (benefit) are as follows:

                                        1996         1995         1994
                                     -----------  -----------  -----------
            Current                  $   345,727  $   114,357  $   121,759
            Deferred                    (328,187)     (28,424)     (63,340)
                                     -----------  -----------  -----------
                                     $    17,540  $    85,933  $    58,419
                                     ===========  ===========  ===========

          The components of the net deferred tax liability at July 31, 1996 and 1995 were as follows:

                                       Assets     Liabilities     Total
                                     -----------  -----------  -----------
            1996:
              Depreciation                        $  (182,538) $  (182,538)
              Installment gains                      (937,642)    (937,642)
              Unrealized gains or
                losses on market-
                able securities      $    17,575                    17,575
              Accrued liabilities         46,982                    46,982
              Other                                   (12,752)     (12,752)
                                     -----------  -----------  -----------
                                     $    64,557  $(1,132,932) $(1,068,375)
                                     ===========  ===========  ===========
            1995:
              Depreciation                        $  (260,218) $  (260,218)
              Installment gains                    (1,225,788)  (1,225,788)
              Unrealized gains or
                losses on market-
                able securities      $    71,474                    71,474
              Accrued liabilities         39,735                    39,735
              Other                                   (21,765)     (21,765)
                                     -----------  -----------  -----------
                                     $   111,209  $(1,507,771) $(1,396,562)
                                     ===========  ===========  ===========

          The annual tax provision is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax income. The reasons for the differences are:

                                             1996      %     1995      %     1994      %
                                            -------  -----  -------  -----  -------  -----
              Computed statutory
                provision                   $19,314  34.0%  $83,383  34.0%  $65,236  34.0%
              Meals and entertainment         1,280   1.3       950   0.4       618   0.3
              Other                          (3,054) (5.4)    1,600   0.6    (5,024) (2.6)
              Utilization of carry-
                forward of charitable
                contribution deduction                                       (2,411) (1.3)
                                            -------  ----   -------  ----   -------  ----
                                            $17,540  30.9%  $85,933  35.0%  $58,419  30.4%
                                            =======  ====   =======  ====   =======  ====

     12.  REDEEMABLE PREFERRED STOCK:

          The 6% annual dividends on the Class A preferred stock are cumulative. Dividends of $62,400 were declared on the preferred stock during the years ended July 31, 1996 and 1995 and were paid subsequent to each respective year end.

          The Company has the right to redeem any shares after three years from the date of issuance. However, all shares are required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock is being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount was $52,000 in each of the years ended July 31, 1996 and 1995.

          Each share of Class A Preferred Stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the preferred stock was $1,102,400 at July 31, 1996 and 1995.
          At July 31, 1996, $800,000 face value of preferred stock has been pledged as collateral for a contract receivable from WCI (see
          Note 14).


     13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and to develop the estimates of fair value.

          The following methods and assumptions were used to estimate the value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

            CASH AND CASH EQUIVALENTS - Due to the nature of these financial instruments, carrying value approximates fair value.

            DEBENTURE BONDS, CONTRACTS RECEIVABLE AND INSTALLMENT CONTRACTS PAYABLE - Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 1996, the carrying values of these financial instruments approximated their fair values.

            NOTE PAYABLE TO BANK - Fair value approximates the carrying value because the loan bears a variable interest rate.

            MARKETABLE SECURITIES AND RESTRICTED INVESTMENTS - Fair value approximates the carrying value based on quoted market prices.

            LIMITATIONS - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for many of these financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.


     14.  RELATED-PARTY TRANSACTIONS:

            Contracts and Notes Receivable
            ------------------------------
            Certain stockholders are indebted to the Company on contracts or notes with the following terms:

                                                          1996      1995
                                                        --------  --------
              Note secured by common stock, bearing
                interest at 12.25% (prime plus 4%);
                due in full by October 2001             $278,206  $278,206
              Notes secured by real estate and common
                stock; interest at 8.5% to 13.75%         27,985   160,585
                                                        --------  --------
                                                        $306,191  $438,791
                                                        ========  ========

            Heritage Village Apartment Complex
            ----------------------------------
            On February 1, 1974, Wayne E. Guthrie and his wife, Constance Guthrie, purchased the Heritage Village apartment complex located in King County, Washington for $2,100,000 from Pacific National Capital Company (which subsequently merged into Pacific Security Companies). The purchase was partially seller-financed by a real estate contract bearing interest at 8% in an original amount of $2,060,000. This contract was assigned to WCI in 1990 (see below). The balance owed on this contract was $539,481 and $654,084 on July 31, 1996 and 1995, respectively. The taxable gain on this sale was $932,348.

            On August 1, 1976, Wayne E. Guthrie and Constance Guthrie sold the Heritage Village apartment complex for $2,650,000 to Security Savesco, Inc., which subsequently merged with Pacific Security Companies in 1985 and had its name changed to Pacific Security Companies.

            On November 29, 1979, Security Savesco, Inc. sold the Heritage Village apartment complex for $6,000,000 to a non-related party. The sale was partially seller-financed by a real estate contract bearing interest at 9% in an original amount of $5,200,000. The balance owed on this contract was $3,388,641 and $3,669,771 on July 31, 1996 and 1995, respectively. The taxable gain on this sale was $2,732,811.

            Washington Capital, Inc. (WCI)
            ------------------------------
            In July 1990, certain contracts receivable from Company officers, directors and stockholders were assigned by the Company to WCI, a corporation whose sole stockholder was Wayne
            E. Guthrie. In December 1991, Mr. Guthrie transferred his ownership interest in WCI to his brother, who is now the sole stockholder in WCI. Generally accepted accounting principles include members of the immediate families of principal owners or management as related parties.

            The assignment of the contracts receivable from officers/ directors/stockholders of the Company was made at no gain or loss as WCI executed installment notes payable to the Company for the same principal amounts and interest rates as the contracts assigned to WCI. In 1993, one of the contracts was paid in full. At July 31, 1996 and 1995, the only significant assets and liabilities of WCI were the contract receivable from the officer/stockholder of the Company and the installment contract payable to the Company.

            Washington Capital, Inc. (WCI), Continued
            -----------------------------------------
            In July 1994, Wayne E. Guthrie and/or WCI pledged $800,000 face value of the Company's Class A Preferred Stock (see Note 12) to guarantee performance and full payment of any account that he or WCI may owe to the Company.

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

            The contract receivable by the Company from WCI had balances outstanding of $539,481 and $654,084 at July 31, 1996 and 1995,
            respectively. This contract is repayable in $15,000 monthly installments and bears interest at 8% per annum.

            The Securities Act of Washington prohibits a debenture company's officers, directors or controlling persons from directly or indirectly borrowing funds from a debenture company or from indirectly or directly owning real property upon which the debenture company holds a mortgage, deed of trust or property contract. The Securities Division takes the position that the holding of these receivables, whether by the Company or WCI, violates this provision of the Securities Act. The Company has agreed to work with WCI to move these receivables to a party which may legally hold them subject to such restrictions (see Notes 10 and 12).

            Installment Contacts, Mortgage Notes and Notes Payable
            ------------------------------------------------------
            At July 31, 1996 and 1995, the following related-party notes payable were outstanding:

                                                        Interest  Monthly
                                      1996      1995      Rate    Payment
                                    --------  --------  --------  --------
              Wayne E. Guthrie      $199,190  $209,369     6.75%  $  2,000
              John Guthrie             4,946     6,426     9.00%       219
                                    --------  --------
                                    $204,136  $215,795
                                    ========  ========

            Debenture Bonds
            ---------------
            Included in debenture bonds at July 31, 1996 and 1995 is approximately $101,000 and $83,000, respectively, that is payable to related parties. These bonds bear interest at the prevailing market rate on the date of purchase.

            Accrued Expenses and Other Liabilities
            --------------------------------------
            Included in accrued expenses and other liabilities at July 31, 1996 and 1995 are $57,283 and $175,919, respectively, payable to Wayne E. Guthrie. Additionally, $98,885 and $69,735 was payable to Constance Guthrie at July 31, 1996 and 1995, respectively. Interest at 9.0% accrues on these advances. Advances to other stockholders, who are children of Wayne E. Guthrie, included in other liabilities amounted to $9,269 and $19,210 at July 31, 1996 and 1995, respectively. These advances bear interest at 9.0%.

            Interest Income and Expense
            ---------------------------
            The approximate amount of related-party interest income and expense included in the accompanying consolidated statements of operations for each of the three years ended July 31, 1996, 1995 and 1994 is as follows:

                                                1996      1995      1994
                                              --------  --------  --------
              Interest income                 $ 90,000  $100,000  $111,000
              Interest expense                  35,000    34,000    70,000

            Deferred Compensation Agreement
            -------------------------------
            During October 1991, the Company entered into a deferred compensation agreement with its former president, Robert W. Guthrie. In accordance with the terms of the agreement, Mr. Guthrie was paid monthly compensation of $7,124 through March 31, 1993.

            The agreement also called for Robert W. Guthrie to be paid a commission of $150,000 upon the sale or lease of certain real estate for personal services he rendered on behalf of the Company related to the acquisition and development of the property. As of July 31, 1996, a commission of $147,876 had been paid pursuant to the agreement.

            Deferred Compensation Agreement, Continued
            ------------------------------------------
            Additionally, the agreement provides that the Company will provide Robert W. Guthrie with a line-of-credit loan of up to $278,206 collateralized by Mr. Guthrie's pledge of his 158,975 shares of the Company's common stock. The line of credit requires monthly interest payments only for the first five-year period at a rate of prime plus 4.0% (or 12.25% at July 31, 1996), then monthly interest and principal payments of an amount necessary to amortize the loan over the next five-year period. As of July 31, 1996, $278,206 had been loaned to Robert
            W. Guthrie pursuant to the agreement.


     15.  COMMON STOCK:

          On October 31, 1995, the Board of Directors of the Company proposed the creation of a second class of common stock, Class B common stock. This proposed action was ratified by the stockholders of the Company on December 12, 1995, at which time amendment to the Articles of Incorporation was approved. This class has authorized 30,000, no par value shares and entitles the holder to 50 votes on each matter in all proceedings in which actions are taken by the stockholders, including the election of directors. Otherwise, the common stock is identical to the original class in all respects and for all purposes.

     PART III
     ---------------------------------------------------------------------

     Item 10.  Directors and Executive Officers of the Registrant


     Identification of Directors and Executive Officers

     The following information as of July 31, 1996 is provided with respect to each director and executive officer of the Company:

                                     Year Fist    Term as
                                     Elected as   Director
                Name           Age    Director    Expires     in Position (date elected to position)
      -----------------------  ---   ----------  ----------  ---------------------------------------
      Wayne E. Guthrie         76    1970        1996        Chairman of the Board and Chief
                                                             Executive Officer (January 17,
                                                             1970); Director

      Kevin M. Guthrie         41    1980        1997        Vice President (May 2, 1985);
                                                             Director

      David L. Guthrie         32    1987        1997        Vice President (September 1, 1989);
                                                             Director

      Donald J. Migliuri       49    1992        1995        Secretary/Treasurer (May 29, 1990);
                                                             Director

      Raymond J. Fisher        73    1970        1996        Director

      Constance M. Guthrie     62    1981        1996        Director

      Robert N. Codd           66    1994        1997        Director

     Family Relationships
     --------------------
     Kevin M. Guthrie and David L. Guthrie are the sons of Wayne E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

     Business Experience
     -------------------
     Wayne E. Guthrie, Chairman of the Board of Pacific Security Companies. Mr. Guthrie is also Chairman of the Board of Aqua View Apartments, Inc. a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 40 years of experience in areas of construction, financing of real estate and personal property, and real estate investments.

     Kevin M. Guthrie, Vice President of Pacific Security Companies since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie is also an officer and director of Aqua View Apartments, Inc.

     ------------------------------
     David L. Guthrie, Vice President of Pacific Security Companies since 1989. Mr. Guthrie was formerly a stockbroker with Merrill Lynch in Spokane, Washington. Mr. Guthrie is also an officer and director of Aqua View Apartments, Inc.

     Donald J. Migliuri, Treasurer of Pacific Security Companies since 1990. Mr. Migliuri was a Certified Public Accountant and has served as an accounting officer with various diversified financial services companies for over 10 years.

     Constance M. Guthrie. Mrs. Guthrie is a housewife and has not been employed outside the home during the past nine years.

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


     Item 11.  Executive Compensation

     Remuneration of Directors and Officers
     --------------------------------------
     The following table lists, on an accrual basis, for each of the three years ended July 31, 1996, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 1996:

                                                                            Annual
      Name of Individual                                                 Compensation
         or Number of                                      Fiscal     -------------------
       Persons in Group      Capacities in Which Served     Year       Salary     Bonus
      ------------------     --------------------------    ------     ---------  --------
      Wayne E. Guthrie       Chairman of the Board and     1996       $   *
                             Chief Executive Officer       1995        113,000
                                                           1994        100,000
      Officers and
      Directors
      as a group (five)                                    1996        316,470


     The Company has no qualified or nonqualified stock option plans as of July 31, 1996.

     *Annual compensation did not exceed $100,000.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

     (a)  Security Ownership of Certain Beneficial Owners

          Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than 5% of any class of the Company's voting shares on July 31, 1996:

                                                    Amount and
                                                    Nature of
                            Name and Address        Beneficial    Percent
          Title of Class    of Beneficial Owner     Ownership     of Class
          --------------    ---------------------   ----------    --------
          Common stock      Linda Guthrie Welden
                            Bothell, WA              158,975        8.29%

          Common stock      Julie Guthrie Hable
                            San Francisco, CA        190,387        9.92
          Common stock      Robert Guthrie
                            Spokane, WA              158,975        8.29

          Common stock      John W. Guthrie
                            Olympia, WA              137,348        7.16
                                                     -------       -----
          Totals                                     645,685       33.66%
                                                     =======       =====

     (b)  Security Ownership of Management

          The following table sets forth as of July 31, 1996 information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                    Amount and
                                                     Nature of
                              Name and Address      Beneficial    Percent
          Title of Class    of Beneficial Owner     Ownership     of Class
          ---------------   ---------------------   ----------    --------
          Common stock      Wayne E. Guthrie          495,027      25.81%
          Common stock      Constance Guthrie         105,043       5.47
          Common stock      Kevin Guthrie             216,267      11.28*
          Common stock      David Guthrie             216,267      11.28*
                                                    ---------      -----
          Common stock      All directors and
                            officers as a group     1,032,604      53.84%
                                                    =========      =====

                                                    Amount and
                                                    Nature of
                            Name and Address        Beneficial    Percent
          Title of Class    of Beneficial Owner     Ownership     of Class
          ---------------   ---------------------   ----------    --------
          Preferred stock   Wayne E. Guthrie            8,000       76.9%
          Preferred stock   Wayne E. or Constance
                              Guthrie                   2,000       19.1
          Preferred stock   Kevin Guthrie                 100        1.0
          Preferred stock   David Guthrie                 100        1.0
          Preferred stock   Don Migliuri                  200        2.0
                                                    ---------       ----
          Preferred stock   All directors and
                            officers as a group        10,400      100.0%
                                                    =========      =====

     * Additionally, these parties exercise voting rights over an additional 1.35% of this class through the holdings of their minor children.


     Item 13.  Certain Relationships and Related Transactions

     Transactions with Company officers, directors and stockholders and other related parties are summarized in Notes 12 and 14 to the consolidated financial statements included herein.

     PART IV
     ---------------------------------------------------------------------
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K

     (a)  1.  Financial Statements - See index under Item 8

     (a)  2.  Financial Statement Schedules:

              Report of independent accountants

              Schedule III - Real estate and accumulated depreciation

              Schedule IV - Mortgage loans on real estate

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

     (b)      Reports on Form 8-K during the last quarter:
                None

     Report of Independent Accountants on
     Financial Statement Schedules




     Board of Directors and Stockholders
     Pacific Security Companies
     Spokane, Washington



     Our report on the consolidated financial statements of Pacific Security Companies and subsidiaries is included on page 10 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules listed under Item 14 of this Form 10-K.
     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                 /s/Coopers & Lybrand L.L.P.



     Spokane, Washington
     September 27, 1996

     Pacific Security Companies and Subsidiaries
     Schedule III

     Real Estate and Accumulated DepreciationJuly 31, 1996

                                                                                                                      Life on
                                                                                                                       Which
                                                     Cost                    Amount at                              Depreciation
                                                  Capitalized                 Which                                  in Latest
                                                   Subseqent                Carried at                                 Income
                                       Initial        to       Revaluation   Close of    Accumulated     Date       Statement is
        Description     Encumbrance     Cost      Acquisition    Reserve      Period     Depreciation   Acquired      Computed
    ------------------- -----------  -----------  -----------  -----------  -----------  ------------  -----------  ------------
    Residential and
     commercial
     properties:
      Rental buildings
       and improvements:
        Spokane, WA
         N. 10 Post
          Street (Peyton
          Bldg.)        $   932,928  $ 2,209,343  $ 2,609,029               $ 4,818,372  $ 1,309,480      1979      25-40 years
         S. 10 Washing-
          ton (Hutton
          Bldg.)                 --    1,498,769    3,282,034                 4,780,803    1,413,231      1979      25-40 years
        E. 11128 Sprague
          Avenue            143,357      216,000       41,718                   257,718       37,569      1987         25 years
         East Valley
          Terrace Apart-
          ments             433,520      896,953       88,193                   985,146      599,450      1979         25 years
         Mini-warehouse
          complex           344,288    1,640,004      514,974  $  (507,703)   1,647,275      565,384     Various      Various
         Aqua View Apart-
          ments             393,708    1,385,074      350,581                 1,735,655    1,097,137      1969         40 years
         W. 102 Indiana     651,453      663,031           --                   663,031      213,425      1984         30 years
         City View Apart-
          ments             556,413      440,028       58,742                   498,770       85,007      1991         25 years
         Pier One Build-
          ing             1,595,136    1,194,017    2,744,755                 3,938,772      416,016      1992      25-40 years
         Cellular One
          Building               --      950,373       (2,811)                  947,562      140,074      1992         25 years
         Birdies Golf
          Center                 --           --    1,972,752                 1,972,752       45,139      1995      15-40 years
         805 E. 33rd                          --       87,967                    87,967        1,682      1995         25 years

                                                                                                                      Life on
                                                                                                                       Which
                                                     Cost                    Amount at                              Depreciation
                                                  Capitalized                 Which                                  in Latest
                                                   Subseqent                Carried at                                 Income
                                       Initial        to       Revaluation   Close of    Accumulated     Date       Statement is
        Description     Encumbrance     Cost      Acquisition    Reserve      Period     Depreciation   Acquired      Computed
    ------------------- -----------  -----------  -----------  -----------  -----------  ------------  -----------  ------------
        Coeur d'Alene,
         ID
          Yellowfront
            Building    $    25,891  $   281,723  $        --               $   281,723  $   182,776      1976         25 years
        Furniture
         related to
         above                           540,237      494,771                 1,035,029      480,729     Various      Various
        Held for
         resale:*
          Alberta
           Apartments                    167,193                                167,193           --      1988
          E. 44th Street
           Condominium                    43,622                                 43,622                   1981
                        -----------  -----------  -----------  -----------  -----------  -----------
                         $5,076,694  $12,126,367  $12,242,705  $  (507,703) $23,861,390  $ 6,587,099
                        ===========  ===========  ===========  ===========  ===========  ===========

    *Buildings sold, but not meeting criteria for recognition of gain for financial statement reporting purposes.

     Real Estate and Accumulated Depreciation
     July 31, 1996



     Real estate:
       Balance at beginning of period                         $21,950,837
       Additions during period:Purchases and
         capitalized costs                                      3,006,930
       Deductions during period:
         Cost of real estate sold                              (1,096,377)
                                                              -----------
       Balance at close of period                             $23,861,390
                                                              ===========

     Accumulated depreciation:
       Balance at beginning of period                         $ 6,303,246
       Depreciation for the year                                  767,207
       Charges to accumulated depreciation related to
         real estate investments sold, net of other
         adjustments                                             (483,354)
                                                              -----------
     Balance at close of period                               $ 6,587,099
                                                              ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     SCHEDULE IV

     Mortgage Loans on Real Estate
     July 31, 1996


                                                                                                                  Principal
                                                                                                                  Amount of
                                                                                                                    Loans
                                                                                                                 Subject to
                                                                                         Face        Carrying    Delinquent
                                Interest  Maturity       Periodic                       Amount        Amount      Principal
           Description            Rate      Date      Payment Terms     Prior Liens  of Mortgages  of Mortgages  or Interest
      ------------------------  --------  --------  ------------------  -----------  ------------  ------------  -----------

      Real estate contract on      9%       2004    $50,000 per month,               $ 3,388,641   $ 3,388,641
      apartment building                            including interest
      (HeritageVillage)

      Real estate contract on      9%       2023    $16,973 per month,                 1,777,573     1,777,573
      apartment complex                             including interest
      (Evergreen Town House)

      Real estate contract on     9.25%   Repaid    $6,412 per month
      Hastings Building                    8/96     including interest                   587,351       587,351

      Real estate contract on    Prime      1998    Interest only                        447,448       447,448
      Regency Care Center         +1%

      Real estate contract on     8.50%     2016    3,600 per month,
      Walker-McGough Building                       including interest                   407,898       407,898

      Other mortgage contracts   Various   Various  Various                            4,100,328     3,884,033
      and notes receivable,
      none of which individu-
      ally exceed 3% of the
      total carrying value of
      mortgages                                                                      -----------   -----------
                                                                                     $10,709,239   $10,492,944
                                                                                     ===========   ===========

                                                                                                                  Principal
                                                                                                                  Amount of
                                                                                                                    Loans
                                                                                                                 Subject to
                                                                                         Face        Carrying    Delinquent
                                Interest  Maturity       Periodic                       Amount        Amount      Principal
           Description            Rate      Date      Payment Terms     Prior Liens  of Mortgages  of Mortgages  or Interest
      ------------------------  --------  --------  ------------------  -----------  ------------  ------------  ------------
      Balance at beginning of
        period                                                                                                    $13,457,896
      Additions during period:
        Mortgage loans origi-
        nated and purchased                                                          $ 1,076,754
      Contract discounts
        realized                                                                         126,044
                                                                                     -----------
                                                                                                     1,202,798
      Deductions during period:
        Collections of principal
         and contract payoffs                                                          (4,166,338)
       Amounts written off                                                                (1,412)
                                                                                     -----------
                                                                                                    (4,167,750)
                                                                                                   -----------
      Balance at end of period                                                                     $10,492,944
                                                                                                   ===========

     SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Companies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC SECURITY COMPANIES
                                        (Registrant)

     Dated:  October 25, 1996           By: /s/ Wayne E. Guthrie
             ------------------------       -------------------------------
                                            Wayne E. Guthrie
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                   Capacity                Date
     ------------------------  -----------------------   ----------------

     /s/ Wayne E. Guthrie      Chief Executive Officer   October 23, 1996
     ------------------------  and Director              ----------------
     Wayne E. Guthrie

     /s/ Donald J. Migliuri    Secretary-Treasurer       October 24, 1996
     ------------------------  Chief Financial Officer   ----------------
     Donald J. Migliuri

     /s/ Kevin M. Guthrie      Vice-President and        October 24, 1996
     ------------------------  Director                  ----------------
     Kevin M. Guthrie

     /s/ David L. Guthrie      Vice-President and        October 24, 1996
     ------------------------  Director                  ----------------
     David L. Guthrie

     /s/ Constance M. Guthrie  Director                  October 23, 1996
     ------------------------                            ----------------
     Constance M. Guthrie
     /s/ Raymond J. Fisher     Director                  October 24, 1996
     ------------------------                            ----------------
     Raymond J. Fisher

     /s/ Robert N. Codd        Director                  October 24, 1994
     ------------------------                            ----------------
     Robert N. Codd