Form 10-Q
period 1996-10-31
PACIFIC SECURITY COMPANIES
filed 1996-12-16
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1996

                                      OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

  Commission file number Q-6673

                          PACIFIC SECURITY COMPANIES
  -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Washington                            91-0669906
  --------------------------------      ---------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
  incorporation or organization)        Number)

  N. 10 Post Street
  525 Peyton Building
  Spokane, Washington  99201            (509) 624-0183
  --------------------------------      ---------------------------------
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

  [ X ] Yes     [  ] No

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets



                                                 October 31,     July 31,
                  ASSETS                            1996          1996
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $    11,109   $   464,471
       Restricted                                    152,009       152,346
                                                 -----------   -----------
                                                     163,118       616,817
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance notes
         receivable, net:
           Related parties                           845,550       845,672
           Unrelated                               9,946,978     9,647,272
                                                 -----------   -----------
                                                  10,792,528    10,492,944
       Accrued interest                               85,266        90,111
       Other                                         283,075        72,542
                                                 -----------   -----------
                                                  11,160,869    10,655,597
                                                 -----------   -----------
     Investment in rental properties, net         14,582,063    15,150,040
                                                 -----------   -----------
     Investment in golf center, net                2,112,182     2,124,230
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,728,338     3,797,395
       Marketable securities                          77,826        75,880
       Restricted investments                        277,349       221,840
       Other                                          20,931        20,931
                                                 -----------   -----------
                                                   4,104,444     4,116,046
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    28,732        30,983
       Prepaid expenses                              255,203       283,042
       Golf center inventories                        59,909        83,352
                                                 -----------   -----------
                                                     343,844       397,377
                                                 -----------   -----------
             Total assets                        $32,466,520    33,060,107
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued



                                                 October 31,     July 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY        1996          1996
                                                 -----------   -----------
     Liabilities:
       Note payable to bank                      $ 4,332,445   $ 4,448,010
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                           200,933       204,136
           Unrelated                               5,767,450     6,403,773
                                                 -----------   -----------
                                                   5,968,383     6,607,909
                                                 -----------   -----------
       Debenture bonds                             9,642,813     9,718,260
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             243,683       165,438
         Unrelated                                   592,310       786,166
                                                 -----------   -----------
                                                     835,993       951,604
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                           268,332       244,944
         Deferred                                  1,069,036     1,068,375
                                                 -----------   -----------
                                                   1,337,368     1,313,319
                                                 -----------   -----------
             Total liabilities                    22,117,002    23,039,102
                                                 -----------   -----------
     Commitments and contingencies (Note 10)

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 10,400 shares                  1,040,000     1,040,000
     Less: Net discount on issuance of pre-
       ferred stock                                 (403,000)     (416,000)
                                                 -----------   -----------
                                                     637,000       624,000
                                                 -----------   -----------

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued



        LIABILITIES AND STOCKHOLDERS'            October 31,    July 31,
             EQUITY, CONTINUED                      1996          1996
                                                 -----------   -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,895,597
           and 1,918,085 shares                  $ 5,686,790   $ 5,754,256
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
         Additional paid-in capital                1,837,609     1,805,000
       Retained earnings                           2,202,362     1,853,275
       Unrealized loss on marketable securities      (14,243)      (15,526)
                                                 -----------   -----------
           Total stockholders' equity              9,712,518     9,397,005
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $32,466,520   $33,060,107
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Income


                                                      Three Months Ended
                                                          October 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
                                                                 Restated
     Income:
       Rental                                       $  707,241  $  687,137
       Interest                                        241,397     333,217
       Amortization of discounts on
         real estate contracts                          10,145      14,429
       Gain on sales of real estate                    808,584     243,692
       Golf center sales (including
         lessons of $8,665 and $2,105)                  81,042      18,816
       Other, net                                           56       9,666
                                                    ----------  ----------
                                                     1,848,465   1,306,957
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 175,101     175,727
         Interest                                      102,080     109,366
         Other                                         314,359     320,596
                                                    ----------  ----------
                                                       591,540     605,689
       Interest, net of amount capitalized             265,720     318,591
       Salaries and commissions                        168,807     142,891
       General and administrative                      113,620     103,483
       Depreciation                                     24,149      13,554
       Cost of golf merchandise sales                   29,366       2,712
       Uncollectible accounts                            2,788
                                                    ----------  ----------
                                                     1,195,990   1,186,920
     Income before federal income tax
       provision                                       652,475     120,037
     Federal income tax provision                      229,268      38,160
                                                    ----------  ----------
     Net income                                        423,207      81,877
       Less accretion of discount on
         preferred stock                               (13,000)    (13,000)
                                                    ----------  ----------
     Income applicable to common stockholders       $  410,207  $   68,877
                                                    ==========  ==========
     Income per common share                        $     0.22  $     0.04
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,906,841   1,957,170
                                                    ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows


                                                                         Three Months Ended
                                                                             October 31,
                                                                      -----------------------
                                                                          1996        1995
                                                                      -----------  -----------
      Cash flows from operating activities:
        Cash received from rentals and golf center sales              $   597,207  $   628,201
        Interest received                                                 246,243      333,517
        Cash paid to suppliers and employees                             (809,641)  (1,028,940)
        Interest paid, net of amounts capitalized                        (134,217)    (293,057)
        Income taxes paid                                                (267,000)     (22,500)
                                                                      -----------  -----------
             Net cash used in operating activities                       (367,408)    (382,779)
                                                                      -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                                452,517       56,270
        Collections on contracts, mortgages and finance
           notes receivable                                               799,513      546,223
        Investment in contracts, mortgages and finance notes
           receivable                                                      (9,777)     (18,303)
        Additions to rental properties, property held for sale,
           property under development, golf center, vehicles and
           equipment                                                     (270,346)    (763,425)
        Change in restricted investments and cash equivalents             (53,374)     (18,782)
                                                                      -----------  -----------
             Net cash provided by (used in) investing
                activities                                                918,533     (198,017)
                                                                      -----------  -----------
      Cash flows from financing activities:
        Net (repayments) borrowings under line-of-credit
           agreement                                                     (115,565)     (88,473)
        Proceeds from installment contracts, mortgage notes and
           notes payable                                                               547,551
        Payments on installment contracts, mortgage notes and
           notes payable                                                 (639,526)    (339,866)
        Proceeds from sales of debenture bonds                             21,155      180,538
        Redemption of debenture bonds                                    (233,694)    (237,969)
        Purchase and retirement of treasury stock                         (34,857)      (2,782)
                                                                      -----------  -----------
             Net cash provided by (used in) financing activities       (1,002,487)      58,999
                                                                      -----------  -----------
      Net increase (decrease) in cash and cash equivalents               (451,362)    (521,797)
      Cash and cash equivalents, beginning of year                        462,471      575,351
                                                                      -----------  -----------
      Cash and cash equivalents, end of year                          $    11,109  $    53,554
                                                                      ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued


                                                                         Three Months Ended
                                                                             October 31,
                                                                      ------------------------
                                                                          1996        1995
                                                                      -----------  -----------
      Reconciliation of net income to net cash
        provided by operating activities:
           Net income                                                 $   423,207  $    81,877
           Adjustments to reconcile net income
             to net cash provided by operating
             activities:
                Depreciation and amortization                             199,250      195,240
                Deferred financing income realized                        (10,145)     (20,294)
                Interest accrued on debenture bonds                       137,092      130,489
                Gain on sales of real estate                             (808,584)    (243,692)
                Uncollectible accounts                                      2,788
                Change in assets and liabilities:
                  Accrued interest receivable                               4,846        6,164
                  Prepaid expenses                                         27,838        5,472
                  Inventories                                              23,443      (39,102)
                  Accrued expenses                                       (116,090)    (431,382)
                  Income taxes payable                                    (37,732)      15,660
                  Other, net                                             (213,321)     (83,211)
                                                                      -----------  -----------
                     Net cash used in operating activities            $  (367,408) $  (382,779)
                                                                      ===========  ===========

      Supplemental schedule of noncash investing
        and financing activities:
           Mortgages and contracts payable financing
             related to investments in properties                                  $   562,000
           Company financed sale of property                          $ 1,078,495      467,648
           Accretion of discount on preferred stock                        13,000       13,000


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1996, filed with the Securities and Exchange
     Commission.

     The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.


     Note 2.  Business Segment Reporting

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studies. The financial position and results of operations of Birdies are included in the consolidated financial statements.

     Information about the Company's separate business segments and in total as of and for the quarter ended October 31, 1996 is as follows:

                                        Birdies     Rental and
                                         Golf       Receivable
                                        Center      Operations       Total
                                      -----------   -----------   -----------
       Revenue                        $    81,042   $ 1,767,423   $ 1,848,465
       Earnings (loss) from
         operations                       (51,676)      704,151       652,475
       Identifiable assets, net         2,190,990    30,275,530    32,466,520
       Depreciation and amortization       21,898       177,352       199,250
       Capital expenditures                 9,850       260,496       270,346

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity

     At October 31, 1996, the Company had total stockholder's equity of approximately $9,713,000 and a total liabilities to equity ratio of
     2.28 to 1, which improved from 2.45 to 1 at July 31, 1996. During the quarter, the Company's primary sources of funds were approximately $453,000 from sales of real estate and $800,000 in real estate contract collections. The primary uses of funds were approximately $270,000 for property improvements and approximately $1,002,000 for net debt reduction. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $4,332,445 was outstanding at October 31, 1996, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to improve property held for sale and development, including Birdies Golf Center.

     Results of Operations

     The Company's net income for the quarter ended October 31, 1996 was approximately $423,000 compared with net income of approximately $82,000 for the quarter ended October 31, 1995. The increase was primarily attributable to an increase of $565,000 in gain on sale of real estate in 1996 from 1995.

     Rental income increased by $20,000 (2.9%) to approximately $707,000 in the quarter ended October 31, 1996 from approximately $687,000 in 1995. This primarily resulted from rental rate increases and improved occupancy in commercial buildings.

     Rental property expenses were $14,149 (2.3%) lower in 1996 than for the comparable three months in 1995. This resulted from decreased interest expense of $7,286 (6.7%), operating expense of $6,237 (1.9%) and a reduction in depreciation of $626 (.4%).

     Interest income and amortized discount was $96,104 (27.6%) less for the three months ended October 31, 1996 compared with the similar period in 1995 as the average outstanding balance in contracts and notes receivable declined during the period until company-financed sales of real estate occurred at the end of the quarter.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $52,871 (16.6%) less in 1996 than in 1995 primarily due to a decrease in the amount of interest-bearing debt.

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