Form 10-Q
period 1997-01-31
PACIFIC SECURITY COMPANIES
filed 1997-03-13
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1997

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

  [ X ] Yes     [  ] No

     Part I.  Financial Information

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                 January 31,    July 31,
                                                    1997          1996
                                                 -----------  ------------
                                                 (Unaudited)
               ASSETS
     Cash:
       Cash and cash equivalents:
         Unrestricted                            $    17,342   $   462,471
         Restricted                                  164,221       154,346
                                                 -----------   -----------
                                                     181,563       616,817
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance
         notes receivable, net:
           Related parties                           842,003       845,672
           Unrelated                               9,796,525     9,647,272
                                                 -----------   -----------
                                                  10,638,528    10,492,944
       Accrued interest                               89,109        90,111
       Other                                          27,591        72,542
                                                 -----------   -----------
                                                  10,755,228    10,655,597
                                                 -----------   -----------
     Investment in Birdie's Golf Center (Note 2)   2,104,762     2,124,230
                                                 -----------   -----------
     Investment in rental properties              12,831,058    15,150,040
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,805,202     3,797,395
       Marketable securities                          83,495        75,880
       Restricted investments                        277,617       221,840
       Other, at cost                                 20,931        20,931
                                                 -----------   -----------
                                                   4,187,245     4,116,046
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less
         accumulated depreciation of
         $187,030 and $207,506                        29,711        30,983
       Prepaid expenses                              227,660       283,042
       Golf center inventories                        49,486        83,352
                                                 -----------   -----------
                                                     306,857       397,377
                                                 -----------   -----------
     Total assets                                $30,366,713   $33,060,107
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 January 31,    July 31,
                                                    1997          1996
                                                 -----------  ------------
                                                 (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Note payable to bank                      $ 2,830,708   $ 4,448,010
                                                 -----------   -----------
       Installment contracts, mortgage
         notes payable and notes payable:
           Related parties                           200,933       204,136
           Unrelated                               5,373,183     6,403,773
                                                 -----------   -----------
                                                   5,574,116     6,607,909
                                                 -----------   -----------
       Debenture bonds                             9,773,449     9,718,260
                                                 -----------   -----------
       Accrued expenses and other
         liabilities:
           Related parties                           276,087       165,438
           Unrelated parties                         123,163       786,166
                                                 -----------   -----------
                                                     399,250       951,604
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                             8,739       244,944
         Deferred                                  1,070,964     1,068,375
                                                 -----------   -----------
                                                   1,079,703     1,313,319
                                                 -----------   -----------
             Total liabilities                    19,657,226    23,039,102
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redeemable value;
       authorized 20,000 shares; issued and
       outstanding 10,400 shares                   1,040,000     1,040,000
     Less:  Net discount on issuance of
       preferred stock                              (390,000)     (416,000)
                                                 -----------   -----------
                                                     650,000       624,000
                                                 -----------   -----------

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                 January 31,    July 31,
                                                    1997          1996
                                                 -----------  ------------
                                                 (Unaudited)
     Stockholders' equity:
       Class A common stock authorized
         2,500,000 no par value shares,
         $3 stated value; issued and
         outstanding 1,892,436 and
         1,918,085 shares                        $ 5,677,309   $ 5,754,256
       Class B common stock authorized
         30,000 no par value shares,
         none issued
       Additional paid-in capital                  1,842,191     1,805,000
       Retained earnings                           2,550,487     1,853,275
       Unrealized loss on marketable
         securities, net of deferred
         income taxes                                (10,500)      (15,526)
                                                 -----------   -----------
             Total stockholders' equity           10,059,487     9,397,005
                                                 -----------   -----------
             Total liabilities and
               stockholders' equity              $30,366,713   $33,060,107
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                      For Three Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Income:
       Rental                                       $  601,573  $  697,354
       Interest (related parties, $19,373
         and $20,450, respectively)                    252,065     303,250
       Amortization of discounts on
         real estate contracts                           5,871      83,530
       Gain on sale of real estate                      49,638     156,061
       Golf center sales (including lessons
         of $2,805 and $3,840)                          28,837      57,035
       Other                                            20,372       2,246
                                                    ----------  ----------
                                                       958,356   1,299,476
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 160,539     182,737
         Interest                                       91,825     101,614
         Other                                         269,928     351,130
                                                    ----------  ----------
                                                       522,292     635,481
       Interest (related parties, $10,426
         and $10,000, respectively),
         net of amount capitalized                     300,484     339,278
       Salaries and commissions                        157,516     166,435
       General and administrative                      157,345     100,797
       Depreciation                                     24,310      22,105
       Cost of golf merchandise sales                   14,580      14,777
                                                    ----------  ----------
                                                     1,176,527   1,278,873
                                                    ----------  ----------
     Income (loss) before federal income tax          (218,171)     20,603
     Federal income tax provision (benefit)            (71,593)      5,115
                                                    ----------  ----------
     Net income (loss)                                (146,578)     15,488

     Less accretion of discount on
       preferred stock                                 (13,000)    (13,000)
                                                    ----------  ----------
     Net income (loss) applicable to common
       shareholders                                 $ (159,578)      2,488
                                                    ==========  ==========
     Net income (loss) per common share             $     (.08) $      .01
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,894,017   1,937,973
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                       For Six Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Income:
       Rental                                       $1,308,814  $1,384,491
       Interest (related parties, $38,841
         and $47,206, respectively)                    493,462     636,467
       Amortization of discounts on
         real estate contracts                          16,016      97,959
       Gain on sale of real estate                     858,222     399,753
       Golf center sales (including lessons
         of $11,470 and $5,945)                        109,879      75,851
       Other                                            20,428      11,912
                                                    ----------  ----------
                                                     2,806,821   2,606,433
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 335,640     358,464
         Interest                                      193,905     210,980
         Other                                         584,287     671,726
                                                    ----------  ----------
                                                     1,113,832   1,241,170
       Interest (related parties, $18,907
         and $22,487, respectively),
         net of amount capitalized                     566,204     657,869
       Salaries and commissions                        326,323     309,326
       General and administrative                      270,965     204,280
       Depreciation                                     48,459      35,659
       Cost of gold merchandise sales                   43,946      17,489
       Uncollectible accounts                            2,788          --
                                                    ----------  ----------
                                                     2,372,517   2,465,793
                                                    ----------  ----------
     Income before federal income tax                  434,304     140,640
     Federal income tax provision                      157,675      43,275
                                                    ----------  ----------
     Net income                                        276,629      97,365

     Less accretion of discount on
       preferred stock                                 (26,000)    (26,000)
                                                    ----------  ----------
     Net income applicable to common
       shareholders                                 $  250,629  $   71,365
                                                    ==========  ==========
     Net income per common share                    $      .13  $      .04
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,905,261   1,942,634
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                       For Six Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Cash flows from operating activities:
       Cash received from rentals                   $1,476,411  $1,553,533
       Interest received                               494,463     642,176
       Cash paid to suppliers and employees         (1,165,359) (1,732,736)
       Interest paid, net of amounts
         capitalized                                  (495,572)   (627,801)
       Income taxes paid                              (455,000)    (82,500)
                                                    ----------  ----------
           Net cash used in operating activities      (145,057)   (247,328)
                                                    ----------  ----------
     Cash flows from investing activities:
       Proceeds of sales of real estate              2,032,053      89,652
       Collections on contracts, mortgages
         and finance notes receivable                1,525,669   2,828,954
       Investment in contracts, mortgages
         and finance notes receivable                 (279,942)    (25,119)
       Additions to rental properties,
         property held for sale, property
         under development, vehicles and
         equipment                                    (601,510) (1,634,009)
       Increase in restricted investments
         and cash equivalents                          (66,338)     12,787
                                                    ----------  ----------
           Net cash provided by investing
             activities                              2,609,932   1,272,265
                                                    ----------  ----------
     Cash flows from financing activities:
       Net repayments under line-of-credit
         agreement                                  (1,617,303) (1,538,027)
       Net proceeds from installment contracts,
         mortgage notes and notes payable                   --     612,858
       Payments on installment contracts,
         mortgage notes and notes payable           (1,033,792)   (620,009)
       Proceeds from sales of debenture bonds          206,627     595,562
       Redemption of debenture bonds                  (425,780)   (555,625)
       Purchase and retirement of
         common stock                                  (39,756)    (59,512)
                                                    ----------  ----------
           Net cash used in financing activities    (2,910,004) (1,564,753)
                                                    ----------  ----------
     Net decrease in cash and cash
       equivalents                                    (445,129)   (539,816)
     Cash and cash equivalents, beginning
       of period                                       462,471     575,351
                                                    ----------  ----------
     Cash and cash equivalents, end of
       period                                       $   17,342  $   35,535
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                       For Six Months
                                                      Ended January 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Reconciliation of net income to net
       cash used in operating activities:
         Net income                                 $  276,629  $   97,365
         Adjustment to reconcile net
           income to net cash provided
           by operating activities:
             Depreciation and amortization             384,099     387,926
             Deferred financing income realized        (16,016)    (97,959)
             Interest accrued on debenture
               bonds                                   274,342     262,978
             Gain on sales of real estate             (858,222)   (399,753)
             Uncollectible accounts                      2,788          --
             Change in assets and liabilities:
               Accrued interest receivable               1,002      11,573
               Prepaid expenses                         55,381      46,113
               Inventories                              33,866      23,443
               Accrued expenses                        (43,764)   (533,746)
               Income taxes payable                   (297,325)    315,775
               Deferred taxes payable                       --    (355,000)
               Other, net                               42,163      17,400
                                                    ----------  ----------
                 Net cash used in operating
                   activities                       $ (145,057) $ (247,328)
                                                    ==========  ==========
     Supplemental schedule of noncash investing
       and financing activities:
         Mortgages and contracts payable
           financing related to investments
           in properties                            $       --  $  612,858
         Company financed sale of property           1,348,495     615,648
         Accretion of discount on preferred stock       26,000      26,000

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

     The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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

     Information about the Company's separate business segments and in total as of and for the six months ended January 31, 1997 is as follows:

                                      Birdies    Rental and
                                       Golf      Receivable
                                      Center     Operations     Total
                                    -----------  -----------  ----------

       Revenue                      $   109,879  $ 2,696,942  $ 2,806,821
       Earnings (loss) from
         operations                    (113,989)     548,293      434,304
       Identifiable assets, net       2,164,058   28,202,655   30,366,713
       Depreciation and amorti-
         zation                          43,898      340,201      384,099
       Capital expenditures              24,431      577,079      601,510

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity
     ---------------------------------
     At January 31, 1997, the Company had total stockholders' equity of approximately $10,059,000 and a total liabilities to equity ratio of
     1.95 to 1, which improved from 2.45 to 1 at July 31, 1996. During the first six months of the fiscal year, the Company's primary sources of funds were approximately $2,032,000 from sales of real estate and $1,526,000 in real estate contract collections. The primary uses of funds were approximately $602,000 for property improvements and approximately $2,870,000 in net repayment of interest-bearing debt. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $2,830,708 was outstanding at January 31, 1997, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to develop land held for sale and development.


     Results of Operations (Three Months)
     ------------------------------------
     The Company's net loss for the quarter ended January 31, 1997 was approximately $147,000 compared with net income of approximately $15,000 for the quarter ended January 31, 1996. The loss was primarily attributable to a decrease in gain on sales of real estate, lower rental income and less interest income and amortization of discounts on real estate contracts.

     Rental income decreased by $95,781 (13.7%) to approximately $602,000 in the quarter ended January 31, 1997 from approximately $697,000 in 1996. Rental income declined due to the sale of rental properties during the current year.

     Rental property expenses were $113,189 (17.8%) lower in fiscal 1997 than for the comparable three months in 1996. This primarily resulted from reduced interest expense of $9,789 (9.6%) depreciation of $22,198 (12.1%) and other operating expenses of $81,202 (23.1%)

     Interest income and amortized discount was $128,844 (33.3%) less for the three months ended January 31, 1997 compared with the similar period in 1996, primarily due to the payoff of one large contract which resulted in a significant increase in amortized discount in the prior year.

     Interest expense, exclusive of interest on debt associated with rental properties, decreased by $38,794 (11.4%) in fiscal 1997 compared with fiscal 1996. This was primarily caused by a reduction in the amount of interest-bearing debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



     Results of Operations (Six Months)
     ----------------------------------
     The Company's net income for the six months ended January 31, 1997 was approximately $277,000 compared with net income of approximately $97,000 for the six months ended January 31, 1996. The increase was primarily attributable to an increase of approximately $458,000 in gain on sale of real estate in 1997 from 1996.

     Rental income decreased by $75,677 (5.5%) to approximately $1,309,000 in the six months ended January 31, 1997 from approximately $1,384,000 in 1996. This primarily resulted from reduced rents due to the sale of rental properties which more than offset rental rate increases and improved occupancy in commercial buildings.

     Rental property expenses were $127,338 (10.3%) lower in 1997 than for the comparable six months in 1996. This resulted from decreased interest expense of $17,075 (8.1%) and operating expense of $87,439 (13.0%) and a reduction in depreciation of $22,824 (6.4%).

     Interest income and amortized discount was $224,948 (30.6%) less for the six months ended January 31, 1997 compared with the similar period in 1996 as the average outstanding balance in contracts and notes receivable declined during the period.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $91,665 (13.9%) less in 1997 than in 1996 primarily due to a decrease in the amount of interest-bearing debt.

     Part II.  Other Information

     Items 1, 2, 3, 4 and 5 -- Not applicable.


     Item 6 -- Exhibit 27 - Financial Data Schedule


     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     PACIFIC SECURITY COMPANIES

     /s/ David L. Guthrie
     ---------------------------------
     David L. Guthrie
     Vice President


     /s/ Donald J. Migliuri
     ---------------------------------
     Donald J. Migliuri, Secretary/
     Treasurer