Form 10-Q
period 1997-04-30
PACIFIC SECURITY COMPANIES
filed 1997-06-12
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission file number Q-6673

                           PACIFIC SECURITY COMPANIES
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Washington                           91-0669906
     --------------------------------     ------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identifi-
     incorporation or organization)       cation Number)

     N. 10 Post Street
     525 Peyton Building
     Spokane, Washington  99201           (509) 624-0183
     --------------------------------     ------------------------------
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

     [ X ] Yes     [  ] No

     Part I.  Financial Information

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                  April 30,     July 31,
                                                    1997          1996
                                                 -----------  ------------
                                                 (Unaudited)
               ASSETS

     Cash:
       Cash and cash equivalents:
         Unrestricted                            $     8,212   $   462,471
         Restricted                                   72,350       154,346
                                                 -----------   -----------
                                                      80,562       616,817
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance
         notes receivable, net:
           Related parties                           828,010       845,672
           Unrelated                              10,569,884     9,647,272
                                                 -----------   -----------
                                                  11,397,894    10,492,944
       Accrued interest                               86,108        90,111
       Other                                          14,529        72,542
                                                 -----------   -----------
                                                  11,498,531    10,655,597
                                                 -----------   -----------
     Investment in Birdie's Golf Center (Note 2)   2,145,800     2,124,230
                                                 -----------   -----------
     Investment in rental properties              12,898,182    15,150,040
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,853,229     3,797,395
       Marketable securities                          79,971        75,880
       Restricted investments                        277,885       221,840
       Other, at cost                                 14,284        20,931
                                                 -----------   -----------
                                                   4,225,369     4,116,046
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less
         accumulated depreciation of
         $189,288 and $205,251                        27,724        30,983
       Prepaid expenses                              208,826       283,042
       Golf center inventories                        47,149        83,352
                                                 -----------   -----------
                                                     283,699       397,377
                                                 -----------   -----------
     Total assets                                $31,132,143   $33,060,107
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                  Arpil 30,     July 31,
                                                    1997          1996
                                                 -----------  ------------
                                                 (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Note payable to bank                      $ 4,546,242   $ 4,448,010
                                                 -----------   -----------
       Installment contracts, mortgage
         notes payable and notes payable:
           Related parties                           195,020       204,136
           Unrelated                               4,721,292     6,403,773
                                                 -----------   -----------
                                                   4,916,312     6,607,909
                                                 -----------   -----------
       Debenture bonds                             9,780,326     9,718,260
                                                 -----------   -----------
       Accrued expenses and other
         liabilities:
           Related parties                           245,857       165,438
           Unrelated parties                         131,281       786,166
                                                 -----------   -----------
                                                     377,138       951,604
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                          (141,303)      244,944
         Deferred                                  1,069,347     1,068,375
                                                 -----------   -----------
                                                     928,044     1,313,319
                                                 -----------   -----------
             Total liabilities                    20,548,062    23,039,102
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redeemable value;
       authorized 20,000 shares; issued and
       outstanding 10,400 shares                   1,040,000     1,040,000
     Less:  Net discount on issuance of
       preferred stock                              (377,000)     (416,000)
                                                 -----------   -----------
                                                     663,000       624,000
                                                 -----------   -----------

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                  April 30,     July 31,
                                                    1997          1996
                                                 -----------  ------------
                                                 (Unaudited)
     Stockholders' equity:
       Class A common stock authorized
         2,500,000 no par value shares,
         $3 stated value; issued and
         outstanding 1,892,360 and
         1,918,085 shares                        $ 5,677,079   $ 5,754,256
       Class B common stock authorized
         30,000 no par value shares,
         none issued
       Additional paid-in capital                  1,842,302     1,805,000
       Retained earnings                           2,415,339     1,853,275
       Unrealized loss on marketable
         securities, net of deferred
         income taxes                                (13,639)      (15,526)
                                                 -----------   -----------
             Total stockholders' equity            9,921,081     9,397,005
                                                 -----------   -----------
             Total liabilities and
               stockholders' equity              $31,132,143   $33,060,107
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                    For Three Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Income:
       Rental                                       $  544,389  $  705,207
       Interest (related parties, $21,422
         and $21,404, respectively)                    262,761     256,523
       Amortization of discounts on
         real estate contracts                          13,437      15,391
       Gain on sale of real estate                      25,639      87,115
       Golf center sales (including lessons
         of $1,040 and $11,453)                        106,631     112,861
       Other                                            16,107      70,858
                                                    ----------  ----------
                                                       968,964   1,247,955
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 151,118     181,505
         Interest                                       85,791     105,058
         Other                                         261,587     347,065
                                                    ----------  ----------
                                                       498,496     633,628
       Interest (related parties, $6,840
         and $7,737, respectively),
         net of amount capitalized                     290,468     292,371
       Salaries and commissions                        147,681     168,201
       General and administrative                      160,016      96,516
       Depreciation                                     25,366      23,240
       Cost of golf merchandise sales                   25,127      13,657
                                                    ----------  ----------
                                                     1,142,154   1,227,613
                                                    ----------  ----------
     Income (loss) before federal income tax          (178,190)     20,342
     Federal income tax provision (benefit)            (56,042)     16,285
                                                    ----------  ----------
     Net income (loss)                                (122,148)      4,057

     Less accretion of discount on
       preferred stock                                  13,000      13,000
                                                    ----------  ----------
     Net income (loss) applicable to common
       shareholders                                 $ (135,148) $   (8,943)
                                                    ==========  ==========
     Net income (loss) per common share             $     (.07) $     (.01)
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,892,398   1,919,007
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Income:
       Rental                                       $1,853,203  $2,089,698
       Interest (related parties, $60,263
         and $68,610, respectively)                    756,223     892,990
       Amortization of discounts on
         real estate contracts                          29,453     113,350
       Gain on sale of real estate                     883,861     486,868
       Golf center sales (including lessons
         of $12,510 and $17,398)                       216,510     188,712
       Other                                            36,535      82,770
                                                    ----------  ----------
                                                     3,775,785   3,854,388
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 486,758     539,969
         Interest                                      279,696     316,038
         Other                                         845,874   1,018,791
                                                    ----------  ----------
                                                     1,612,328   1,874,798
       Interest (related parties, $25,747
         and $30,224, respectively),
         net of amount capitalized                     856,672     950,240
       Salaries and commissions                        474,004     477,527
       General and administrative                      430,981     300,796
       Depreciation                                     73,825      58,899
       Cost of golf merchandise sales                   69,073      31,146
       Uncollectible accounts                            2,788
                                                    ----------  ----------
                                                     3,519,671   3,693,406
                                                    ----------  ----------
     Income before federal income tax                  256,114     160,982
     Federal income tax provision                      101,633      59,560
                                                    ----------  ----------
     Net income                                        154,481     101,422

     Less accretion of discount on
       preferred stock                                 (39,000)    (39,000)
                                                    ----------  ----------
     Net income applicable to common
       shareholders                                 $  115,481  $   62,422
                                                    ==========  ==========
     Net income per common share                    $      .06  $      .03
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,905,222   1,938,204
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Cash flows from operating activities:
       Cash received from rentals and golf
         center sales                               $2,155,317  $2,384,407
       Interest received                               759,313     911,050
       Cash paid to suppliers and employees         (1,364,813) (2,278,240)
       Interest paid, net of amounts
         capitalized                                (1,133,838)   (894,856)
       Income taxes paid                              (549,000)   (112,500)
                                                    ----------  ----------
           Net cash used in operating activities      (133,021)      9,861
                                                    ----------  ----------
     Cash flows from investing activities:
       Proceeds of sales of real estate              2,032,648     259,833
       Collections on contracts, mortgages
         and finance notes receivable                1,810,853   3,569,144
       Investment in contracts, mortgages
         and finance notes receivable               (1,279,291)    (25,968)
       Additions to rental properties,
         property held for sale, property
         under development, vehicles and
         equipment                                    (938,152) (2,050,655)
       Increase in restricted investments
         and cash equivalents                           24,740      72,103
       Other                                             5,416      17,689
                                                    ----------  ----------
           Net cash provided by investing
             activities                              1,656,214   1,842,146
                                                    ----------  ----------
     Cash flows from financing activities:
       Net repayments under line-of-credit
         agreement                                      98,231  (2,852,294)
       Net proceeds from installment contracts,
         mortgage notes and notes payable                        1,226,853
       Payments on installment contracts,
         mortgage notes and notes payable           (1,691,597)   (806,631)
       Proceeds from sales of debenture bonds          377,813     793,973
       Redemption of debenture bonds                  (722,025)   (705,415)
       Purchase and retirement of
         common stock                                  (39,875)    (61,576)
                                                    ----------  ----------
           Net cash used in financing activities    (1,977,453) (2,405,090)
                                                    ----------  ----------
     Net decrease in cash and cash
       equivalents                                    (454,260)   (553,083)
     Cash and cash equivalents, beginning
       of period                                       462,471     575,351
                                                    ----------  ----------
     Cash and cash equivalents, end of
       period                                       $    8,211  $   22,268
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Reconciliation of net income to net
       cash used in operating activities:
         Net income                                 $  154,481  $  101,422
         Adjustment to reconcile net
           income to net cash provided
           by operating activities:
             Depreciation and amortization             560,583     598,536
             Deferred financing income realized        (29,454)   (127,687)
             Interest accrued on debenture
               bonds                                   406,279     395,677
             Gain on sales of real estate             (883,861)   (486,869)
             Uncollectible accounts                      2,788
             Change in assets and liabilities:
               Accrued interest receivable               4,002      23,926
               Prepaid expenses                         74,215      66,228
               Inventories                              36,203     (56,456)
               Accrued expenses                        (66,116)   (456,328)
               Income taxes payable                   (447,367)    302,060
               Deferred taxes payable                             (355,000)
               Other, net                               55,226       4,352
                                                    ----------  ----------
                 Net cash used in operating
                   activities                       $ (133,021) $    9,861
                                                    ==========  ==========
     Supplemental schedule of noncash investing
       and financing activities:
         Mortgages and contracts payable
           financing related to investments
           in properties                            $           $1,270,858
         Company financed sale of property           1,379,495   1,025,648
         Accretion of discount on preferred stock       39,000      39,000

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

     The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

     Information about the Company's separate business segments and in total as of and for the nine months ended April 30, 1997 is as follows:

                                      Birdies    Rental and
                                       Golf      Receivable
                                      Center     Operations     Total
                                    -----------  -----------  ----------

       Revenue                      $   216,510  $ 3,559,275  $ 3,775,785
       Earnings (loss) from
         operations                    (159,954)     416,068      256,114
       Identifiable assets, net       2,214,029   28,918,114   31,132,143
       Depreciation and amorti-
         zation                          67,006      493,577      560,583
       Capital expenditures              84,058      854,094      938,152

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity
     ---------------------------------
     At April 30, 1997, the Company had total stockholders' equity of approximately $9,921,000 and a total liabilities to equity ratio of
     2.07 to 1, which improved from 2.45 to 1 at July 31, 1996. During the first nine months of the fiscal year, the Company's primary sources of funds were approximately $2,037,000 from sales of real estate and $1,811,000 in real estate contract collections. The primary uses of funds, were approximately $938,000 for property improvements and approximately $1,938,000 in net repayment of interest-bearing debt. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $4,546,242 was outstanding at April 30, 1997, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to develop land held for sale and development.


     Results of Operations (Three Months)
     ------------------------------------
     The Company's net loss for the quarter ended April 30, 1997 was approximately $122,000 compared with a net loss of approximately $4,000 for the quarter ended April 30, 1996. The loss was primarily attributable to a decrease in gain on sales of real estate and lower rental income.

     Rental income decreased by $160,818 (22.8%) to approximately $544,000 in the quarter ended April 30, 1997 from approximately $705,000 in 1996. Rental income declined due to the sale of rental properties during the current year.

     Rental property expenses were $135,132 (21.3%) lower in fiscal 1997 than for the comparable three months in 1996. This primarily resulted from reduced interest expense of $19,267 (18.3%) depreciation of $30,387 (16.7%) and other operating expenses of $85,478 (24.6%).

     Interest income and amortized discount was $4,284 (1.6%) more for the three months ended April 30, 1997 compared with the similar period in 1996, primarily due to the increase in contracts receivable from company-financed sales of rental properties.

     Interest expense, exclusive of interest on debt associated with rental properties, decreased by $1,903 (.7%) in fiscal 1997 compared with fiscal 1996. This was primarily caused by a reduction in the amount of interest-bearing debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



     Results of Operations (Nine Months)
     ----------------------------------
     The Company's net income for the nine months ended April 30, 1997 was approximately $154,000 compared with net income of approximately $101,000 for the nine months ended April 30, 1996. The increase was primarily attributable to an increase of approximately $397,000 in gain on sale of real estate in 1997 from 1996, which more than offset decreases in rental income and interest income.

     Rental income decreased by $236,495 (11.3%) to approximately
     $1,853,000 in the nine months ended April 30, 1997 from approximately $2,090,000 in 1996. This primarily resulted from reduced rents due to the sale of rental properties which more than offset rental rate increases and improved occupancy in commercial buildings.

     Rental property expenses were $262,470 (14.0%) lower in 1997 than for the comparable nine months in 1996. This resulted from decreased interest expense of $36,342 (11.4%), operating expense of $172,917 (16.8%) and a reduction in depreciation of $53,211 (9.8%).

     Interest income and amortized discount was $220,664 (21.9%) less for the nine months ended April 30, 1997 compared with the similar period in 1996 as the average outstanding balance in contracts and notes receivable declined during the period.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $93,568 (9.8%) less in 1997 than in 1996 primarily due to a decrease in the amount of interest-bearing debt.

     Part II.  Other Information

     Items 1, 2, 3, 4 and 5 -- Inapplicable.


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