Form 10-K
period 1997-07-31
PACIFIC SECURITY COMPANIES
filed 1997-11-07
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                       -----------------------------------

                                    FORM 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended July 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                     to
                                    -------------------    ----------------

                          Commission file number 0-6673

                           PACIFIC SECURITY COMPANIES
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Washington                          91-0669906
        ------------------------------       ----------------------------
        State or other jurisdiction of             (I.R.S. Employer
        incorporation of organization)            Identification No.)

              N. 10 Post Street
             525 Peyton Building
             Spokane, Washington                         99201
       -------------------------------       ----------------------------
       (Address of principal executive                (Zip code)
                   offices)

     Registrant's telephone number,
       including area code:                         (509) 624-0183
                                        ----------------------------

     Securities registered pursuant to Section 12(b) of the Act:

                 Name of each
             Title of each class             exchange on which registered
       --------------------------------      -----------------------------
                     None                                None

     Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value shares
                        ---------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes   X    No
                -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K.    X
                                                         -----
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant: There is no regular, established market for trading in the Company's common stock. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not determinable.

     On July 31, 1997, the registrant had outstanding 1,872,125 shares of common stock, no par value ($3 stated value) and 9,400 shares of Redeemable Class A preferred stock, $100 par value.

     Documents incorporated by reference:  none.

     Number of pages in this document is 48.

                           PACIFIC SECURITY COMPANIES
                             FORM 10-K ANNUAL REPORT

                                Table of Contents
                                -----------------


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


     PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

     PART I


     Item 1.   Business
               --------
     (a) Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc., the surviving corporation, was changed to Pacific Security Companies as of the date of the merger.

          Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing and selling real properties. The merged corporation has continued these activities. Total assets of the registrant at July 31, 1997 and 1996 were $32,294,907 and $32,840,107, respectively, and real estate contracts represent approximately 34% and 32% of the respective asset totals. The Company began curtailing its contract acquisitions and presently primarily originates contracts to facilitate the sale of real estate held for sale or development. Many of the contracts have fixed contractual interest rates from 5.25% to 14.25% and there is no provision for changing these rates to current market rates. However, for real estate contracts purchased by the Company, most contracts have been purchased at a discount from the contract balance which increases the effective yield. Newer contracts bear interest rates based on current market conditions. The total amount invested in real estate contracts and mortgages of $10,971,700 as of July 31, 1997 is $478,756 more than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 0.4% as of July 31, 1997 and 1.0% as of July 31, 1996. Management continues to emphasize enforcement of the Company's credit and collection policies.

          In fiscal 1997, the Company continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. Correspondingly, the acquisition of additional real estate contracts was minimal, other than for Company financed sales of its real estate.

          In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies). The golf center features a 56-tee driving range, a fully-lighted, contoured fairway with 5 target greens, a pro shop, teaching studios and an 8,000-square-foot putting green. Birdies serves as a practice and teaching center for all levels of golfers and additionally sells golf clubs and related golfing supplies. Birdies has been constructed on land held for development by the Company since 1990. Cumulative costs incurred to construct the facility, including land costs, were approximately $2,297,000. See further information on this business segment in Notes 5 and 6 to the consolidated financial statements.

          Additionally, in fiscal 1997, the Company continued developing certain land for residential development. The Company has madestreet improvements and began underground and power line utility construction. The project, known as Tanglewood Ranch Park Estates(The Crest) offers approximately 21 ten-acre parcels suitable for home construction. The Company anticipates marketing these parcels extensively in the spring of 1998.

          Investments in rental properties totaled $13,487,085 and $14,930,040 as of July 31, 1997 and 1996, respectively. The decrease is primarily the net result of increased additional costs that are more than offset by depreciation and sales. Other real property held for sale totaled $4,039,208 and $3,797,395 as of July 31, 1997 and 1996, respectively. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold on an installment basis for tax purposes in order to minimize and defer related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

          With the Company's sale of certain commercial real estate and multi-family housing, rental income has decreased from $2,832,139 in fiscal 1995 to $2,398,369 in fiscal 1997. During the same period, interest income, including the amortization of discounts on real estate contracts, has declined from 30% of total income in fiscal 1995 to 22% of total income in fiscal 1997. The Company expects to continue its emphasis on the development, leasing and sale of commercial real estate in fiscal 1998 along with the continued operation of Birdies and marketing of the Tanglewood parcels. There are no contractual commitments other than the remaining remodeling costs associated with improvements for commercial buildings. The Company's fiscal 1998 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2 Properties.

          The Company's business is concentrated in financing real estate contracts, developing real estate for sale or lease and the operation of Birdies. The Company is in competition with financial institutions who invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington. As of July 31, 1997, the Company employed approximately 33 people on a full-time equivalent basis, 11 of whom are in its office at N. 10 Post Street in Spokane, Washington.

     Item 2.   Properties
               ----------

     As of July 31, 1997, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

     Properties Located in Spokane County, Washington:

                                                 July 31, 1997
                                     --------------------------------------
                                      Rental/        Net        Mortgage
     Date      Description of         Development    Carrying   or Contract
     Acquired  Property               Status         Value      Obligation
     --------  --------------------   -----------    --------   -----------

     Commercial:

      1979     The Peyton Building
               at N. 10 Post Street  Substantially  $3,921,847  $  848,447
               contains approxi-     Leased
               mately 85,000 square
               feet of rentable
               space. Substantial
               improvements have
               been made to the
               building since its
               acquisition. Remodel-
               ing of this office
               building continues as
               new occupancy warrants.
               The Company's offices
               are located in this
               building.

      1979     The Hutton Building   Substantially  $3,633,185
               at S. 10 Washington   Leased
               contains approxi-
               mately 56,000 square
               feet of rentable
               space. Substantial
               improvements have
               been made to the
               building since its
               acquisition. Remodel-
               ing of this building
               continues as new
               occupancy warrants.
               The Company also
               acquired two other
               buildings and 25,000
               square feet for
               parking near this
               building.

                                                 July 31, 1997
                                     --------------------------------------
                                      Rental/        Net        Mortgage
     Date      Description of         Development    Carrying   or Contract
     Acquired  Property               Status         Value      Obligation
     --------  --------------------   -----------    --------   -----------

     Commercial, Continued:
      1984     Bank Branch Building  Leased         $  431,820  $  626,302
               at W. 102 Indiana
               Avenue is under a
               long-term lease.

      1992     The Pier One Build-   Leased         $3,437,038  $1,530,016
               ing is a commercial
               building. The build-
               ing has two major
               tenants, who occupy
               over 60% of the
               space, and several
               other smaller tenants
               for the remaining
               space.

      1992     The Cellular One      Leased         $  779,427
               Building is a
               commercial building
               constructed by the
               Company on the north
               river bank in Spokane.

      1990     The Nevada-Holland    Under          $1,056,412
               property consists of  development
               approximately 16
               remaining acres of
               raw land in a
               location where there
               has been substantial
               commercial and
               residential develop-
               ment.

      1995     Birdies Golf Center,  Constructed    $2,142,247
               constructed on 14     and operating
               acres of the Nevada-
               Holland property,
               features  a 56-tee
               driving range, a
               fully contoured
               fairway with 5
               target greens, a pro
               teaching studios and
               an 8,000-square-foot
               putting green.

                                                 July 31, 1997
                                     --------------------------------------
                                      Rental/        Net        Mortgage
     Date      Description of         Development    Carrying   or Contract
     Acquired  Property               Status         Value      Obligation
     --------  --------------------   -----------    --------   -----------

     Commercial, Continued:
      1991     Tanglewood Ranch       Under         $1,775,889
               Park Estates (The      development
               Crest) in south
               Spokane County was
               acquired through a
               judicial foreclosure.
               The area consisted of
               approximately 300
               acres of undeveloped
               land. In fiscal 1996,
               the Company commenced
               the development of
               this property which,
               when completed, will
               result in approxi-
               mately 21 fully
               developed residen-
               tial lots.

      1990     The north river bank  Undeveloped    $1,034,061  $  118,295
               in Spokane consists
               of parcels of un-
               developed commercial
               real estate.

     Multi-Family Housing:

      1969     The Aqua View         Fully          $  607,317  $  303,944
               Apartments is a 129-  Occupied
               unit apartment
               complex. The complex
               is an FHA 221(d)3
               project, receives
               rent subsidies from
               Spokane Housing
               Authority and is
               subject to a HUD-
               insured mortgage.

     Projects Located Outside Spokane County, Washington:

                                                 July 31, 1997
                                     --------------------------------------
                                      Rental/        Net        Mortgage
     Date      Description of         Development    Carrying   or Contract
     Acquired  Property               Status         Value      Obligation
     --------  --------------------   -----------    --------   -----------

      1991     The City View Apart-  Fully          $  430,337  $  549,737
               ments is a 21-unit    Occupied
               apartment complex.

      1976     Retail store in       Leased         $   89,668
               Coeur d'Alene, Idaho
               containing 17,000
               square feet. The
               building is currently
               leased.

      1993     Approximately six     Being          $  167,136
               acres in Auburn,      Marketed
               Washington zoned for
               multi-family housing
               were acquired through
               a foreclosure.


     Additionally, the Company has other less significant investments in real estate located primarily in the state of Washington.


     Item 3.   Legal Proceedings
               -----------------

     As of July 31, 1997, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.


     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1997.

     PART II


     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
               -----------------------------------------------------

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

     (c)  Approximate Number of Holders of Common Stock.

          Common no par value -- 1,162 record holders.

     (d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 1997, the Company also has issued 9,400 shares of Redeemable Class A preferred stock owned by five holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal years ended July 31, 1997 and 1996, dividends totaling $62,400 were declared and accrued on these shares. The dividends were paid on August 1, 1997 and August 2, 1996, respectively. These preferred shares require redemption by the Company at par value plus accrued dividends in 2004.

     Item 6.   Selected Financial Data
               -----------------------

     The following selected financial data have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

                                    Years Ended July 31,
                                    ---------------------------------------------------------------
                                    1997         1996         1995         1994         1993
                                    -----------  -----------  -----------  -----------  -----------
     Statement of Operations Data:

     Rental income                  $ 2,398,369  $ 2,714,563  $ 2,832,139  $ 2,653,958  $ 2,635,215
     Interest income                  1,005,072    1,138,935    1,375,420    1,476,881    1,714,348
     Gains on sales of real estate    1,611,195      486,469      584,657      186,109      233,766
     Interest expense, net            1,548,173    1,650,559    1,681,213    1,682,355    1,894,691
     Cumulative effect of change in
       accounting principle                   -            -            -      (61,894)           -
     Net income (loss)                  472,000       39,266      159,310       71,558      140,412
     Income (loss) applicable to
       common shareholders              357,600      (75,134)      44,910       71,558      140,412
     Income (loss) per common share:
       Income (loss) before cumula-
         tive effect of change in
         accounting principle               .19         (.04)         .02          .07          .07
       Cumulative effect of change
         in accounting principle              -            -            -         (.03)           -
                                    -----------  -----------  -----------  -----------  -----------
     Income (loss) per common share         .19         (.04)         .02          .04          .07
                                    ===========  ===========  ===========  ===========  ===========
     Cash dividends per common
       share                                  -            -            -            -            -
     Weighted-average number of
       common shares outstanding      1,895,105    1,938,076    1,960,746    1,977,889    1,986,911

                                    Years Ended July 31,
                                    ---------------------------------------------------------------
                                    1997         1996         1995         1994         1993
                                    -----------  -----------  -----------  -----------  -----------

     Balance Sheet Data (at year
       end):

     Contracts, mortgages and
       finance notes receivable,
       net                          $10,971,700  $10,492,944  $13,457,896  $14,457,958  $14,930,791
     Total assets                    32,294,907   32,840,107   35,351,486   34,842,679   35,898,448
     Notes and contracts payable     10,028,531   11,055,919   13,107,725   13,679,068   14,951,242
     Debentures                       9,898,351    9,718,260    9,179,484    8,567,231    8,763,867
     Stockholders' equity             9,689,896    9,397,005    9,544,017    9,563,355    9,521,032


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
              ---------------------------------------------------------------

     GENERAL

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

     The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concentration in Spokane County. The Company has concentrated its efforts primarily on the development and sale of existing real estate projects to maximize the return from those investments. The Company has curtailed its contract acquisitions and now primarily originates real estate contracts to facilitate the sale of its property held for sale or development and makes loans secured by real estate.

     Birdies Golf Center (Birdies) opened to the pubic in fiscal 1996. The Company has focused on a marketing campaign to increase public awareness and attraction to the facility. In addition to its many unique amenities, Birdies has retained the services of a golf professional. Birdies is expected to contribute an increasing portion of the Company's income.

     The Company finances its investments in real estate and contracts and operates Birdies primarily through the sale of fixed rate debentures with terms ranging from one to ten years, real estate notes or mortgages, and a collateralized line-of-credit arrangement with a local bank. The Company intends to continue using these funding sources in the future.

     RESULTS OF OPERATIONS

     For the years ended July 31, 1997, 1996 and 1995, the Company's net income was approximately $472,000, $39,000 and $159,000, respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, the income (loss) applicable to common shareholders was approximately $358,000, $(75,000) and $45,000 in fiscal 1997, 1996 and 1995, respectively.

     Rental real estate activities have decreased due to sales of rental properties. Total rental income has decreased from approximately $2,832,000 in fiscal 1995 to $2,398,000 in fiscal 1997. Reduced rental income could continue as a result from sales of some rental properties.

     The total interest income and amortization of discounts on acquired real estate contracts and loans has continued to decline from approximately $1,458,000 and $1,265,000 in fiscal 1995 and 1996, respectively, to approximately $1,031,000 in fiscal 1997. This decline corresponds directly with the decline in the Company's investment in real estate contracts. The Company has curtailed its real estate contract acquisition activities to concentrate its efforts in renovating and leasing commercial office buildings and developing real estate. Collections on real estate contracts have significantly exceeded new acquisitions in each of the last three fiscal years. These funds were used to remodel and develop existing real estate projects and repay outstanding obligations.

     Gains on the sale of real estate were approximately $1,611,000, $486,000 and $585,000 in fiscal 1997, 1996 and 1995, respectively. The
     Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

     Sales of services and tangible products at Birdies were approximately $344,000 in fiscal 1997 compared to $294,000 in its first year of operations. Overall, the golf center recorded a loss from operations of approximately $189,000 and $143,000 in fiscal 1997 and 1996, respectively, primarily reflecting the initial start-up and staffing costs. The Company anticipates that the margins from its golf center will improve through increased sales and the non-recurrence of start-up costs.

     The expenses associated with rental operations have decreased to approximately $2.1 million in fiscal 1997 from approximately $2.5 million in fiscal 1996 and 1995. The rental activities of the Company are expected to continue to contribute significantly to its profitability, but may be affected by sales of rental properties.

     Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $1,188,000, $1,216,000 and $1,263,000 in fiscal 1997, 1996 and 1995, respectively. The decline in interest costs over the three-year period has been primarily as a result of a decrease in outstanding borrowings.

     Salaries and commissions have fluctuated modestly in absolute dollar amounts for each of the last three fiscal years. The commencement of the Birdies operation in early fiscal 1996 contributed to an increase in the number of employees and related salaries and other general and administrative costs. In addition, real estate taxes significantly increased for Birdies and other properties.

     The Company's effective income tax rate as a percentage of income before federal income tax was 32% in fiscal 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1997, the Company had total stockholders' equity of approximately $9,690,000 and a total liabilities to equity ratio of
     2.27 to 1, which decreased from 2.43 to 1 a year before. In fiscal 1997, the Company's primary sources of funds were approximately $2.0 million from the sale of real estate, $2.5 million in real estate contract collections, $447,000 from the sale of debentures and $957,000 from net line-of-credit borrowings. The primary uses of funds were approximately $1.4 million used for the acquisition and improvements of real estate projects, $1.5 million used to acquire new contracts and mortgage notes, $815,000 in repayment of maturing debentures and approximately $2.0 million in repayment of outstanding long-term debt. As a holder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that much of the Company's investment in real estate contracts, and established real estate leases have fixed returns, as do the Company's debentures. Additionally, the Company will be affected by changes in the real estate market in Washington.

     The Company anticipates that sales of debentures and the availability of funds under its $8,000,000 line-of-credit arrangement, of which only approximately $5,405,000 was outstanding at July 31, 1997, will be sufficient to fund its short- and intermediate-term needs to retire maturing debentures and mortgage obligations and continue development of its real estate projects as demand warrants. The Company does not anticipate any significant capital expenditurees during fiscal 1998.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     See Notes 1 and 6 to the consolidated financial statements for a discussion of new accounting standards.


     Item 8.   Financial Statements and Supplementary Data
               -------------------------------------------

     Report of independent accountants

     Financial statements:

       Consolidated balance sheets

       Consolidated statements of operations

       Consolidated statements of stockholders' equity

       Consolidated statements of cash flows

       Notes to consolidated financial statements


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               -----------------------------------------------------------

     There were no disagreements on accounting issues or financial statement disclosure during the fiscal year ended July 31, 1997 or any interim period after July 31, 1997.

     REPORT OF INDEPENDENT ACCOUNTANTS



     Board of Directors and Stockholders
     Pacific Security Companies
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Pacific Security Companies and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Security Companies and subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in fiscal 1996.


                                  /s/Coopers & Lybrand L.L.P.


     Spokane, Washington
     October 9, 1997

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     July 31, 1997 and 1996


           ASSETS                                1997         1996
                                                 -----------  -----------

     Cash and cash equivalents:
       Unrestricted                              $   325,058  $   464,471
       Restricted                                     84,684      152,346
                                                 -----------  -----------
                                                     409,742      616,817
                                                 -----------  -----------
     Receivables:
       Contracts, mortgages and finance
         notes receivable, net:
           Related parties                           728,436      845,672
           Unrelated                              10,243,264    9,647,272
                                                 -----------  -----------
                                                  10,971,700   10,492,944
       Accrued interest                               91,919       90,111
       Federal income taxes                          454,621
       Other                                          30,541       72,542
                                                 -----------  -----------
                                                  11,548,781   10,655,597
                                                 -----------  -----------
     Investment in rental properties, net         13,487,085   14,930,040
                                                 -----------  -----------

     Investment in golf center, net                2,142,247    2,124,230
                                                 -----------  -----------
     Other investments:
       Property held for sale and development      4,039,208    3,797,395
       Marketable securities                          87,004       75,880
       Restricted investments                        278,154      221,840
       Other                                                       20,931
                                                 -----------  -----------
                                                   4,404,366    4,116,046
                                                 -----------  -----------
     Other assets:
       Vehicles and equipment, net                    25,760       30,983
       Prepaid expenses                              221,425      283,042
       Golf center inventories                        55,501       83,352
                                                 -----------  -----------
                                                     302,686      397,377
                                                 -----------  -----------
             Total assets                        $32,294,907  $32,840,107
                                                 ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     July 31, 1997 and 1996


       LIABILITIES AND STOCKHOLDERS' EQUITY      1997         1996
                                                 -----------  -----------
     Liabilities:
       Note payable to bank                      $ 5,404,999  $ 4,448,010
       Installment contracts, mortgage notes     -----------  -----------
         and notes payable:
           Related parties                           191,462      204,136
           Unrelated                               4,432,070    6,403,773
                                                 -----------  -----------
                                                   4,623,532    6,607,909
                                                 -----------  -----------
       Debenture bonds                             9,898,351    9,718,260
                                                 -----------  -----------
       Accrued expenses and other liabilities:
         Related parties                             246,994      165,438
         Unrelated                                   733,657      786,166
                                                 -----------  -----------
                                                     980,651      951,604
                                                 -----------  -----------
       Federal income taxes:
         Currently payable                                        244,944
         Deferred                                  1,121,478      848,375
                                                 -----------  -----------
                                                   1,121,478    1,093,319
                                                 -----------  -----------
             Total liabilities                    22,029,011   22,819,102
                                                 -----------  -----------

     Commitments and contingencies (Notes 10
       and 12)

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 9,400 and 10,400 shares          940,000    1,040,000
     Less: Net discount on issuance of
       preferred stock                              (364,000)    (416,000)
                                                 -----------  -----------
                                                     576,000      624,000
                                                 -----------  -----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     July 31, 1997 and 1996


       LIABILITIES AND STOCKHOLDERS' EQUITY      1997         1996
                                                 -----------  -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated
           value; issued and outstanding,
           1,872,125 and 1,918,085 shares        $ 5,616,375  $ 5,754,255
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
       Additional paid-in capital                  1,906,642    1,805,001
       Retained earnings                           2,175,875    1,853,275
       Unrealized loss on marketable securities,
         net of deferred income taxes                 (8,996)     (15,526)
                                                 -----------  -----------
             Total stockholders' equity            9,689,896    9,397,005
                                                 -----------  -----------
             Total liabilities and
               stockholders' equity              $32,294,907  $32,840,107
                                                 ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the years ended July 31, 1997, 1996 and 1995



                                        1997        1996        1995
                                        ----------  ----------  ----------

     Income:
       Rental                           $2,398,369  $2,714,563  $2,832,139
       Interest                          1,005,072   1,138,935   1,375,420
       Gain on sale of securities                       30,959       4,445
       Service fees and options             27,775                   3,600
       Amortization of discounts on
         real estate contracts              25,856     126,044      82,783
       Gain on sales of real estate      1,611,195     486,469     584,657
       Golf center sales (including
         lessons of $13,527 and
         $31,937)                          343,528     294,276
       Other, net                          (32,757)    153,376     (30,010)
                                        ----------  ----------  ----------
                                         5,379,038   4,944,622   4,853,034
                                        ----------  ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization     640,105     714,474     699,264
         Interest                          360,632     434,397     418,688
         Other                           1,097,046   1,311,200   1,332,205
                                        ----------  ----------  ----------
                                         2,097,783   2,460,071   2,450,157
       Interest, net of amount
         capitalized                     1,187,541   1,216,162   1,262,525
       Salaries and commissions            626,675     651,416     565,245
       General and administrative          575,463     422,455     311,557
       Depreciation                        100,875      82,797      18,190
       Cost of golf merchandise sales       98,105      53,503
       Uncollectible accounts                2,788       1,412         117
                                        ----------  ----------  ----------
                                         4,689,230   4,887,816   4,607,791
                                        ----------  ----------  ----------

     Income before federal income
       tax provision                       689,808      56,806     245,243
     Federal income tax provision          217,808      17,540      85,933
                                        ----------  ----------  ----------
     Net income                            472,000      39,266     159,310

     Less: Preferred stock dividends       (62,400)    (62,400)    (62,400)
           Accretion of discount on
           preferred stock                 (52,000)    (52,000)    (52,000)
                                        ----------  ----------  ----------
     Income (loss) applicable to
       common stockholders              $  357,600  $  (75,134) $   44,910
                                        ==========  ==========  ==========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED for the years ended July 31, 1997, 1996 and 1995


                                        1997        1996        1995
                                        ----------  ----------  ----------

     Income (loss) per common share     $      .19  $     (.04) $      .02
                                        ==========  ==========  ==========
     Weighted average common shares
       outstanding                       1,895,105   1,938,076   1,960,746
                                        ==========  ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended July 31, 1997, 1996 and 1995


                                                                           Unrealized
                                                                           Gain(Loss)
                                                  Additional               on
                                      Common      Paid-In     Retained     Marketable
                                      Stock       Capital     Earnings     Securities    Total
                                      ----------  ----------  ----------   -----------   ----------
     Balances, July 31, 1994          $5,896,785  $1,760,262  $1,883,499   $   22,809    $9,563,355
       Net income                                                159,310                    159,310
       Unrealized loss on marketable
         securities                                                           (28,430)      (28,430)
       Purchase and retirement
         of common stock (7,528
         shares)                         (22,584)   (13,234)                  (35,818)
       Cash dividend declared on
         preferred stock                                         (62,400)                   (62,400)
       Accretion of discount on
         preferred stock                                         (52,000)                   (52,000)
                                      ----------  ----------  ----------   ----------    ----------

     Balances, July 31, 1995           5,874,201   1,747,028   1,928,409       (5,621)    9,544,017
       Net income                                                 39,266                     39,266
       Unrealized loss on marketable
         securities                                                            (9,905)       (9,905)
       Purchase and retirement
         of common stock
         (39,982 shares)                (119,946)     57,973                                (61,973)
       Cash dividend declared on
         preferred stock                                         (62,400)                   (62,400)
       Accretion of discount on
         preferred stock                                         (52,000)                   (52,000)
                                      ----------  ----------  ----------   -----------   ----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended July 31, 1997, 1996 and 1995


                                                                           Unrealized
                                                                           Gain (Loss)
                                                  Additional               on
                                      Common      Paid-In     Retained     Marketable
                                      Stock       Capital     Earnings     Securities    Total
                                      ----------  ----------  ----------   -----------   ----------

     Balances, July 31, 1996          $5,754,255  $1,805,001  $1,853,275   $  (15,526)   $9,397,005
       Net income                                                472,000                    472,000
       Unrealized gain on marketable
         securities                                                             6,530         6,530
       Purchase and retirement
         of common stock
         (45,960 shares)                (137,880)     66,641                                (71,239)
       Cash dividend declared on
         preferred stock                                         (62,400)                   (62,400)
       Accretion of discount on
         preferred stock                                         (52,000)                   (52,000)
       Redemption of preferred stock
         (1,000 shares)                               35,000     (35,000)
                                      ----------  ----------  ----------   -----------   ----------
     Balances, July 31, 1997          $5,616,375  $1,906,642  $2,175,875   $   (8,996)   $9,689,896
                                      ==========  ==========  ==========   ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended July 31, 1997, 1996 and 1995



                                     1997         1996         1995
                                     -----------  -----------  -----------
     Cash flows from operating
       activities:
         Cash received from
           contracts, rentals and
           golf center sales         $ 2,759,659  $ 3,119,937  $ 2,861,797
         Interest received             1,003,265    1,168,493    1,390,814
         Cash paid to suppliers
           and employees              (2,269,308)  (3,029,296)  (1,832,994)
         Interest paid, net of
           amounts capitalized          (995,036)  (1,141,198)  (1,184,699)
         Income taxes paid              (643,000)    (112,500)     (97,500)
                                     -----------  -----------  -----------
             Net cash provided by
               (used in) operating
               activities               (144,420)       5,436    1,137,418
                                     -----------  -----------  -----------

     Cash flows from investing
       activities:
         Proceeds from sales of
           real estate                 2,032,279      259,435      293,138
         Proceeds from sales of
           marketable securities
           and other investments                       41,553        2,300
         Collections on contracts,
           mortgages and finance
           notes receivable            2,462,229    4,166,338    2,543,914
         Investment in contracts,
           mortgages and finance
           notes receivable           (1,535,634)     (51,106)    (242,399)
         Additions to rental
           properties, property
           held for sale, property
           under development, golf
           center, vehicles and
           equipment                  (1,353,211)  (2,477,696)  (3,146,582)
         Change in restricted
           investments and cash
           equivalents                    11,348       84,974      (46,473)
         Other                            16,335       28,837       (2,121)
                                     -----------  -----------  -----------
             Net cash provided by
               (used in) investing
               activities              1,633,346    2,052,335     (598,223)
                                     -----------  -----------  -----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended July 31, 1997, 1996 and 1995



                                     1997         1996         1995
                                     -----------  -----------  -----------
     Cash flows from financing
       activities:
         Net borrowings (repayments)
           under line-of-credit
           agreement                 $   956,989  $(2,231,388) $  (344,143)
         Proceeds from installment
           contracts, mortgage
           notes and notes payable                  1,270,858    1,911,000
         Payments on installment
           contracts, mortgage
           notes and notes payable    (1,984,377)  (1,091,276)  (2,138,200)
         Proceeds from sales of
           debenture bonds               447,223      863,142    1,107,171
         Redemption of debenture
           bonds                        (814,535)    (855,614)    (975,715)
         Redemption of preferred
           stock                        (100,000)
         Payment of dividends on
           preferred stock               (62,400)     (62,400)
         Purchase and retirement
           of common stock               (71,239)     (61,973)     (35,818)
                                     -----------  -----------  -----------
             Net cash used in
               financing activities   (1,628,339)  (2,168,651)    (475,705)
                                     -----------  -----------  -----------
     Net increase (decrease) in cash
       and cash equivalents             (139,413)    (110,880)      63,490
     Cash and cash equivalents,
       beginning of year                 464,471      575,351      511,861
                                     -----------  -----------  -----------
     Cash and cash equivalents,
       end of year                   $   325,058  $   464,471  $   575,351
                                     ===========  ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended July 31, 1997, 1996 and 1995


                                     1997         1996         1995
                                     -----------  -----------  -----------
     Reconciliation of net income
       to net cash provided by
       (used in) operating
       activities:
         Net income                  $   472,000  $    39,266  $   159,310
         Adjustments to reconcile
           net income to net cash
           provided by (used in)
           operating activities:
             Depreciation and
               amortization              740,980      797,271      717,454
             Deferred income tax
               provision (benefit)       274,374     (328,187)     (28,424)
             Deferred financing
               income realized           (25,856)    (126,044)     (82,783)
             Interest accrued on
               debenture bonds           547,403      531,248      480,797
             Gain on sales of
               marketable securities                  (30,959)
             Gain on sales of real
               estate                 (1,611,195)    (486,469)    (584,657)
             Loss on other investment                               24,865
             Uncollectible accounts        2,788        1,412          117
             Change in assets and
               liabilities:
                 Accrued interest
                   receivable             (1,808)      18,685       16,251
                 Prepaid expenses         61,617       52,025       15,604
                 Inventories              27,851      (83,352)
                 Accrued expenses         29,047     (583,245)     412,613
                 Income taxes
                   payable              (699,565)     228,095      (11,354)
                 Other, net               37,944      (24,310)      17,625
                                     -----------  -----------  -----------
                     Net cash
                       provided by
                       (used in)
                       operating
                       activities    $  (144,420) $     5,436  $ 1,137,418
                                     ===========  ===========  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended July 31, 1997, 1996 and 1995


                                     1997         1996         1995
                                     -----------  -----------  -----------
     Supplemental schedule of
       noncash investing and
       financing activities:
         Company financed sale of
           property                  $ 1,379,495  $ 1,025,648  $ 1,160,400
         Accretion of discount on
           preferred stock                52,000       52,000       52,000
         Stock dividend declared
           and unpaid                     62,400       62,400       62,400
         Additions to investment
           in rental properties
           and properties held for
           sale through contract
           foreclosures                                              6,060
         Deferred gain recognized
           on sale of property           507,703


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Pacific Security Companies and subsidiaries (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling and leasing real properties and in contract and loan financing, collateralized by real estate. Most of the Company's real estate activities are concentrated within the state of Washington. Additionally, the Company completed construction and commenced operations of a golf center during the year ended July 31, 1996. The golf center, located in Spokane, Washington, serves as a practice and teaching center and sells golf clubs and related golf supplies.

          A summary of significant accounting policies followed by the Company is presented below:

            CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua View Apartments, Inc. All significant intercompany accounts and transactions have been eliminated.

            The Company's wholly owned subsidiary, Henry George & Sons Co., Inc.(and its wholly owned subsidiary, Cooper George Company) (Cooper George) was dissolved during the year ended July 31, 1996. Upon dissolution, all assets of Cooper George were transferred to the Company for the redemption of the outstanding common stock. Cooper George was included in the accounts of the Company during the year ended July 31, 1995.

            CASH AND CASH EQUIVALENTS

            The Company deposits all cash and cash equivalents with high quality financial institutions. At times, the deposits may exceed the federal insured limit.

            The Company considers highly liquid debt instruments, if any, purchased with a remaining maturity of three months or less to be cash equivalents.

            CONTRACTS, MORTGAGES AND FINANCE NOTES RECEIVABLE

            Contracts, mortgages and finance notes receivable are stated at unpaid principal balance, plus accrued interest, less acquisition discounts and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            CONTRACTS, MORTGAGES AND FINANCE NOTES RECEIVABLE, CONTINUED

            expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral, in accordance with Statement of Financial Accounting Standards(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." The Company adopted this standard on August 1, 1995, which did not have a material effect on the consolidated financial statements.

            Interest continues to be accrued on non-performing receivables until such amount is not expected to be recovered.

            DISCOUNTS ON CONTRACTS

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

            INVESTMENT IN GOLF CENTER

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

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            INTEREST CAPITALIZATION

            All costs associated with self-constructed assets (including interest and real estate taxes) incurred during the construction period are capitalized. Interest costs of approximately $98,000, $205,000 and $204,000 were capitalized in fiscal 1997, 1996 and 1995, respectively.

            PROPERTY HELD FOR SALE OR DEVELOPMENT

            The Company acquires real estate through direct acquisition and foreclosures and records these assets at the lower of fair value less estimated costs to sell or cost. Losses on properties held for sale or development are recognized if the anticipated cash flows from disposition, less estimated selling costs, are estimated to be less than the carrying value of the related asset.

            The Company evaluates its real estate assets for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is recognized.

            MARKETABLE SECURITIES

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

            RESTRICTED INVESTMENTS

            Restricted investments in U.S. Treasury bonds are carried at amortized cost. Premiums or discounts at acquisition are amortized using the interest method over the remaining term of the investment.

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            VEHICLES AND EQUIPMENT

            Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $191,547 and $207,505 at July 31, 1997 and 1996, respectively.
            Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

            GOLF CENTER INVENTORIES

            Golf center inventories are stated at the lower of cost or estimated net realizable value using the first-in, first-out method.

            SALES OF REAL ESTATE

            Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition (see Note 4). Losses arising from sales of real estate are recognized immediately upon sale.

            INCOME TAXES

            The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

            INCOME OR LOSS PER SHARE

            Income or loss per common share is based on net income or loss after deducting preferred stock dividends and the accretion of the discount on preferred stock divided by the weighted average number of shares of common stock outstanding during each year.

            In February 1997, Statement of Financial Accounting Standards
            (SFAS) No. 128 , "Earnings Per Share," was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            INCOME OR LOSS PER SHARE, CONTINUED

            presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

            COMPREHENSIVE INCOME

            In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statement. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the financial statement effect of the application of this Statement.

            ESTIMATES

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

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            RECLASSIFICATIONS

            Certain 1996 balances have been reclassified to conform with the 1997 presentation with no effect on net income or retained earnings as previously reported.


     2.   RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS:

          At July 31, 1997 and 1996, the Company holds cash and cash equivalents and investments which are restricted for the following purposes:


                              1997                   1996
                              ---------------------  ---------------------
                              Cash and     U.S.      Cash and     U.S.
                              Cash         Treasury  Cash         Treasury
                              Equivalents  Notes     Equivalents  Notes
                              -----------  --------  -----------  --------
          Tenant security
            deposits           $ 13,250               $ 25,948
          Mortgage reserves      21,437                 33,728
          Apartment complex
            replacement
            reserve required
            by the Department
            of Housing and
            Urban Development
            (HUD)                36,558    $129,330     86,702    $128,588
          Apartment complex
            residual receipts
            as required by
            HUD                  13,439     148,824      4,161      93,252
                               --------    --------   --------    --------
                               $ 84,684    $278,154   $152,346    $221,840
                               ========    ========   ========    ========

          The U.S. Treasury notes held in the replacement and residual receipt reserves at July 31, 1997 and 1996 bear interest at 5.75% to 6%, respectively, and mature October 31, 1997 and October 15, 1999.

     3.   CONTRACTS, MORTGAGES AND FINANCE NOTES RECEIVABLE:

          At July 31, 1997 and 1996, the aging of amounts due on contracts, mortgages and finance notes receivable was as follows:

                                                  1997         1996
                                                  -----------  -----------

          Current                                 $11,049,018  $10,474,252
          31 to 60 days                                46,506       46,448
          60 to 90 days                                 9,756       85,767
          Over 90 days                                 49,525      102,771
                                                  -----------  -----------
                                                   11,154,805   10,709,238
          Less unearned acquisition discounts        (183,105)    (216,294)
                                                  -----------  -----------
                                                  $10,971,700  $10,492,944
                                                  ===========  ===========

          Substantially all of these receivables are collateralized by land, commercial buildings and single and multi-family residences. Interest rates on most loans are fixed and range from 5.25% and 14.25% at July 31, 1997 and 1996.

          Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. At July 31, 1997 and 1996, the fair value of the underlying collateral, net of selling costs, is estimated to be greater than the carrying value of the related receivables, and thus, no allowance for loss has been provided. The receivables are collateralized primarily by real estate located in the state of Washington. These estimates can be affected by changes in the economic environment in the state of Washington and the resultant effect on real estate values. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for loan losses could change in the near term.

     4.   INVESTMENTS IN RENTAL PROPERTIES:

          Following is a summary of investments in rental properties at July 31, 1997 and 1996:

                                                  1997         1996
                                                  -----------  -----------

            Land                                  $ 2,467,862  $ 2,929,981
            Buildings and improvements             15,784,229   17,432,278
            Furniture and equipment                   941,626    1,082,374
                                                  -----------  -----------
                                                   19,193,717   21,444,633
            Less accumulated depreciation          (5,706,632)  (6,514,593)
                                                  -----------  -----------
                                                  $13,487,085  $14,930,040
                                                  ===========  ===========

          The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of July 31, 1997:

                 Year Ending
                   July 31,
                 -----------
                     1998                         $ 1,328,645
                     1999                           1,076,776
                     2000                             699,221
                     2001                             624,481
                     2002                             316,209
                  Thereafter                          246,914
                                                  -----------
              Total minimum future rentals        $ 4,292,246
                                                  ===========

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

          At July 31, 1997 and 1996, the sales of certain rental property and land were subject to sales contracts, but had not met the criterion to be recorded as a sale. Therefore, the deposit method of accounting for these sales was applied, resulting in approximately $159,000 and $185,000 being classified as investments in rental properties at July 31, 1997 and 1996, respectively. At July 31, 1997 and 1996, the Company had deferred gains of approximately $41,000 and $42,000, respectively, associated with these sales which will be recognized when the criterion for a sale is ultimately met.


     5.   INVESTMENT IN GOLF CENTER:

          The Company completed construction of Birdies Golf Center (Birdies), which features a 56-tee driving range, a fully lighted, contoured fairway with 5 target greens, a pro shop, teaching studios and an 8,000-square-foot putting green.

          The following is a summary of the investment in the golf center at July 31, 1997 and 1996:

                                                  1997         1996
                                                  -----------  -----------
            Land                                  $   350,000  $   350,000
            Building and improvements               1,687,503    1,622,751
            Furniture and equipment                   259,757      223,985
                                                  -----------  -----------
                                                    2,297,260    2,196,736
            Less accumulated depreciation            (155,013)     (72,506)
                                                  -----------  -----------
                                                  $ 2,142,247  $ 2,124,230
                                                  ===========  ===========

     6.   BUSINESS SEGMENT REPORTING:

          Information about the Company's separate business segments and in total as of and for the years ended July 31, 1997 and 1996 is as follows:

                                     1997
                                     -------------------------------------
                                     Birdies       Rental and
                                     Golf          Receivable
                                     Center        Operations  Total
                                     -----------  -----------  -----------

            Revenue                  $   343,528  $ 5,035,510  $ 5,379,038
            Earnings (loss) from
              operations                (189,429)     879,237      689,808
            Identifiable assets,
              net                      2,197,928   30,096,979   32,294,907
            Depreciation and
              amortization                82,507      658,473      740,980
            Capital expenditures         108,103    1,245,108    1,353,211

                                     1996
                                     -------------------------------------
                                     Birdies       Rental and
                                     Golf          Receivable
                                     Center        Operations  Total
                                     -----------  -----------  -----------

            Revenue                  $   294,276  $ 4,650,346  $ 4,944,622
            Earnings (loss) from
              operations                (142,848)     199,654       56,806
            Identifiable assets,
              net                      2,207,582   30,632,525   32,840,107
            Depreciation and
              amortization                72,506      724,765      797,271
            Capital expenditures         854,937    1,622,759    2,477,696


          In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes

          FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

          This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined the effect that the application of this Statement will have on its consolidated financial statements.

     7.   MARKETABLE SECURITIES:

          A summary of investments in marketable securities at July 31, 1997 and 1996 is as follows:

                                 1997                              1996
                                 --------------------------------  --------------------------------
                                                         Market/                           Market/
                                           Unrealized    Carrying            Unrealized    Carrying
                                 Cost      Depreciation  Value     Cost      Depreciation  Value
                                 --------  ------------  --------  --------  ------------  --------
            Marketable equity
              securities         $ 41,235    $(13,631)   $ 27,604  $ 40,004    $(23,524)   $ 16,480
            Debt securities        59,400                  59,400    59,400                  59,400
                                 --------    --------    --------  --------    --------    --------
                                 $100,635    $(13,631)   $ 87,004  $ 99,404    $(23,524)   $ 75,880
                                 ========    ========    ========  ========    ========    ========



     8.   NOTE PAYABLE TO BANK:

          Note payable to bank represents borrowings outstanding under the Company's $8,000,000 short-term, line-of-credit agreement with U.S. Bank of Washington. Amounts drawn under the line bear interest at the bank's prime rate plus 0.875%. The interest rate was 9.125% (based on a prime rate of 8.25%) at July 31, 1997. The agreement is subject to renewal on December 5, 1997. The Company's principal stockholder provides a guarantee of up to $1.2 million on outstanding borrowings under the line-of-credit agreement. The following assets were pledged as collateral for the note at July 31, 1997 and 1996:

                                                    1997        1996
                                                    ----------  ----------

            Finance notes and real estate
             contracts receivable                   $4,024,219  $3,267,367
            Assignment of future rents               2,473,003   2,029,184
            Equity in contracts with
              underlying obligations                    71,650     104,191
                                                    ----------  ----------
                                                    $6,568,872  $5,400,742
                                                    ==========  ==========


     9.   INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE:

          Installment contracts, mortgage notes and notes payable bear interest at rates ranging from 6.0% to 9.0% per annum. Aggregate monthly debt service payments, including interest, were approximately $56,117 at July 31, 1997.

          Scheduled future maturities of contracts, mortgage notes and notes payable are as follows:

                 Year Ending
                   July 31,
                 -----------

                     1998                           $  322,355
                     1999                              340,350
                     2000                              366,074
                     2001                              393,033
                     2002                              378,125
                  Thereafter                         2,823,595
                                                    ----------
                                                    $4,623,532
                                                    ==========

          The following assets were pledged as collateral for contracts, mortgage notes and notes payable at July 31, 1997 and 1996:

                                                  1997         1996
                                                  -----------  -----------
          Contracts receivable                    $ 3,952,479  $ 3,828,054
          Rental properties                         8,116,950    8,428,533
                                                  -----------  -----------
                                                  $12,069,429  $12,256,587
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

          Estimated future contractual maturities of outstanding debenture bonds are as follows:

                 Year Ending
                   July 31,
                 -----------

                     1998                         $ 2,021,809
                     1999                             911,675
                     2000                             954,814
                     2001                             708,334
                     2002                             259,074
                  Thereafter                        5,042,645
                                                  -----------
                                                  $ 9,898,351
                                                  ===========

          Outstanding bonds by interest rate categories were as follows at July 31, 1997 and 1996:

              Bond Interest Rate                  1997         1996
              ------------------                  -----------  -----------
                     5.75%                        $   354,502  $    42,086
                     6.00                                          447,664
                     6.25                             148,258      114,129
                     6.50                             577,675      484,690
                     6.75                                           20,231
                     7.00                             517,146      927,631
                     7.25                             325,088      274,235
                     7.50                           1,712,455    1,748,361
                     7.75                             473,967      246,690
                     8.00                             722,011      742,900
                     8.25                             636,594      258,745
                     8.50                           1,384,274    1,300,283
                     8.75                             331,323      544,285
                     9.00                           1,644,000    1,566,314
                     9.25                             334,996      312,638
                     9.50                             707,069      661,206
                    10.00                              13,164       11,926
                    10.50                              10,280        9,268
                    11.00                               5,549        4,978
                                                  -----------  -----------
                                                  $ 9,898,351  $ 9,718,260
                                                  ===========  ===========

          The weighted average interest rate for outstanding debentures at July 31, 1997 and 1996 was 8.06% and 8.01%, respectively.

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

          In November 1996, the Company obtained its permit to offer debentures for sale under the Securities Act of Washington. The permit is subject to the following conditions:

          (a) Outstanding debentures, including accrued interest, may not exceed $10,488,910 at any time during the period.

          (b) Normal quarterly reports will be supplemented with the following information:

               --  Copies of the Company's Form 10-Q.

               --  Calculations of the ratio of earnings to fixed charges.

               --  Schedules showing the real estate sold, proceeds received and use of the proceeds during the quarter.

               --  Schedules showing the amounts of debentures sold to new investors, old debentures retired and renewals.

               --  A discussion of the efforts which have been made during the quarter to transfer a receivable from Washington Capital, Inc. (WCI), a related party (see Note 14), to an unaffiliated entity.

          The permit may be renewed for an additional one year upon its expiration in November 1997. However, the Company's continued ability to sell additional debentures is dependent upon its compliance with the preceding conditions.


     11.  INCOME TAXES:

          The components of the income tax provision (benefit) are as follows:

                                     1997         1996         1995
                                     -----------  -----------  -----------

            Current                  $   (56,566) $   345,727  $   114,357
            Deferred                     274,374     (328,187)     (28,424)
                                     -----------  -----------  -----------
                                     $   217,808  $    17,540  $    85,933
                                     ===========  ===========  ===========

          The components of the net deferred tax liability at July 31, 1997 and 1996 were as follows:

                                     Assets       Liabilities  Total
                                     -----------  -----------  -----------

          1997:
            Depreciation                          $  (318,282) $  (318,282)
            Installment gains                        (854,093)    (854,093)
            Unrealized gains or
              losses on marketable
              securities             $     4,635                     4,635
            Accrued liabilities           35,317                    35,317
            Other, net                    10,945                    10,945
                                     -----------  -----------  -----------
                                     $    50,897  $(1,172,375) $(1,121,478)
                                     ===========  ===========  ===========

          1996:
            Depreciation                          $  (182,538) $  (182,538)
            Installment gains                        (937,642)    (937,642)
            Unrealized gains or
              losses on marketable
              securities             $    17,575                    17,575
            Deferred gain on sale
              of real estate             220,000                   220,000
            Accrued liabilities           46,982                    46,982
            Other, net                                (12,752)     (12,752)
                                     -----------  -----------  -----------
                                     $   284,557  $(1,132,932) $  (848,375)
                                     ===========  ===========  ===========

          The annual tax provision is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax income. The reasons for the differences are:

                         1997      %      1996      %      1995      %
                         --------  -----  --------  -----  --------  -----

          Computed
            statutory
            provision    $234,535   34.0% $ 19,314   34.0% $ 83,383   34.0%
          Meals and
            entertain-
            ment              861    0.1     1,280    1.3       950    0.4
          Change in tax
            estimates     (17,588)  (2.5)
          Other                             (3,054)  (5.4)    1,600    0.6
                         --------  -----  --------  -----  --------  -----
                         $217,808   31.6% $ 17,540   35.0% $ 85,933   35.0%
                         ========  =====  ========  =====  ========  =====


     12.  REDEEMABLE PREFERRED STOCK:

          The 6% annual dividends on the Class A preferred stock are cumulative. Dividends of $62,400 were declared on the preferred stock during the years ended July 31, 1997 and 1996 and were paid subsequent to each respective year end.

          The Company has the right to redeem any shares after three years from the date of issuance. During the year ended July 31, 1997, the Company redeemed 1,000 shares of the preferred stock at par. However, all shares are required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock is being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount was $52,000 in each of the years ended July 31, 1997, 1996 and 1995.

          Each share of Class A Preferred Stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the preferred stock was $1,002,400 and $1,102,400 at July 31, 1997 and 1996, respectively.

          At July 31, 1997, preferred stock with a face value of $600,000 has been pledged as collateral for a contract receivable from WCI (see Note 14).


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

            DEBENTURE BONDS, CONTRACTS RECEIVABLE AND INSTALLMENT CONTRACTS PAYABLE - Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 1997 and 1996, the carrying values of these financial instruments approximated their fair values.

            NOTE PAYABLE TO BANK - Fair value approximates the carrying value because the loan bears variable interest rate.

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

     14.  RELATED-PARTY TRANSACTIONS:

            CONTRACTS AND NOTES RECEIVABLE

            Certain stockholders are indebted to the Company on contracts or notes with the following terms:

                                                        1997      1996
                                                        --------  --------
              Note secured by common stock, bearing
                interest at 12.5% (prime plus 4%);
                due in full by December 1, 2001         $250,343  $278,206
              Notes secured by real estate and common
                stock; interest at 8.5% to 13.75%         27,985    27,985
                                                        --------  --------
                                                        $278,328  $306,191
                                                        ========  ========

            HERITAGE VILLAGE APARTMENT COMPLEX

            On February 1, 1974, Wayne E. Guthrie and his wife, Constance Guthrie, purchased the Heritage Village apartment complex located in King County, Washington for $2,100,000 from Pacific National Capital Company (which subsequently merged into Pacific Security Companies). The purchase was partially seller-financed by a real estate contract bearing interest at 8% in an original amount of $2,060,000. This contract was assigned to WCI in 1990 (see below). The balance owed on this contract was $450,109 and $539,481 on July 31, 1997 and 1996, respectively.
            The taxable gain on this sale was $932,348.

            On August 1, 1976, Wayne E. Guthrie and Constance Guthrie sold the Heritage Village apartment complex for $2,650,000 to Security Savesco, Inc., which subsequently merged with Pacific Security Companies in 1985 and had its name changed to Pacific Security Companies.

            On November 29, 1979, Security Savesco, Inc. sold the Heritage Village apartment complex for $6,000,000 to a non-related party. The sale was partially seller-financed by a real estate contract bearing interest at 9% in an original amount of $5,200,000. The balance owed on this contract was $3,088,320 and $3,388,641 on July 31, 1997 and 1996, respectively. The taxable gain on this sale was $2,732,811. The balance owed was paid in full in September 1997.

            WASHINGTON CAPITAL, INC. (WCI)

            In July 1990, certain contracts receivable from Company officers, directors and stockholders were assigned by the Company to WCI, a corporation whose sole stockholder was Wayne
            E. Guthrie. In December 1991, Mr. Guthrie transferred his ownership interest in WCI to his brother, who is now the sole stockholder of WCI. Generally accepted accounting principles include members of the immediate families of principal owners or management as related parties.

            The assignment of the contracts receivable from officers/ directors/stockholders of the Company was made at no gain or loss as WCI executed installment notes payable to the Company for the same principal amounts and interest rates as the contracts assigned to WCI. In 1993, one of the contracts was paid in full. At July 31, 1997 and 1996, the only significant assets and liabilities of WCI were the contract receivable from the officer/stockholder of the Company and the installment contract payable to the Company.

            In July 1994, Wayne E. Guthrie and/or WCI pledged $800,000 face value of the Company's Class A Preferred Stock (see Note 12) to guarantee performance and full payment of any account that he or WCI may owe to the Company. In July 1997, as a result of the redemption of preferred shares, the pledge was adjusted to $600,000 face value of the Company's Class A Preferred Stock.

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

            The contract receivable by the Company from WCI had balances outstanding of $450,109 and $539,481 at July 31, 1997 and 1996,
            respectively. This contract is repayable in $15,000 monthly installments and bears interest at 8% per annum.

            WASHINGTON CAPITAL, INC. (WCI), CONTINUED

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

            INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE

            At July 31, 1997 and 1996, the following related-party notes payable were outstanding:

                                                        Interest  Monthly
                                    1997      1996      Rate      Payment
                                    --------  --------  --------  --------

              Wayne E. Guthrie      $188,303  $199,190    6.75%   $  2,000
              John Guthrie             3,353     4,946    9.00%        219
                                    --------  --------
                                    $191,656  $204,136
                                    ========  ========

            DEBENTURE BONDS

            Included in debenture bonds at July 31, 1997 and 1996 is approximately $199,000 and $101,000, respectively, that is payable to related parties. These bonds bear interest at the prevailing market rate on the date of purchase.

            ACCRUED EXPENSES AND OTHER LIABILITIES

            Included in accrued expenses and other liabilities at July 31, 1997 and 1996 are $138,546 and $57,283, respectively, payable to Wayne E. Guthrie. Additionally, $97,288 and $98,885 was payable to Constance Guthrie at July 31, 1997 and 1996, respectively. Interest at 9.0% accrues on these advances. Advances from other stockholders, who are children of Wayne E. Guthrie, included in other liabilities amounted to $11,160 and $9,269 at July 31, 1997 and 1996, respectively. These advances bear interest at 9.0%.

            INTEREST INCOME AND EXPENSE

            The approximate amount of related-party interest income and expense included in the accompanying consolidated statements of operations for each of the three years ended July 31, 1997, 1996 and 1995 is as follows:

                                              1997      1996      1995
                                              --------  --------  --------

              Interest income                 $ 68,000  $ 90,000  $100,000
              Interest expense                  36,000    35,000    34,000

            DEFERRED COMPENSATION AGREEMENT

            During October 1991, the Company entered into a deferred compensation agreement with its former president, Robert W. Guthrie. In accordance with the terms of the agreement, Mr. Guthrie was paid monthly compensation of $7,124 through March 31, 1993.

            The agreement also called for Robert W. Guthrie to be paid a commission of $150,000 upon the sale or lease of certain real estate for personal services he rendered on behalf of the Company related to the acquisition and development of the property. As of July 31, 1997, a commission of $147,876 had been paid pursuant to the agreement.

            Additionally, the agreement states that the Company will provide Robert W. Guthrie with a line-of-credit loan of up to $278,206 collateralized by Mr. Guthrie's pledge of his 158,975 shares of the Company's common stock. The line of credit requires monthly interest payments only through October 1996 at a rate of prime plus 4.0% (or 12.5% at July 31, 1997), then monthly interest and principal payments of an amount necessary to amortize the loan over the next five-year period. As of July 31, 1997, $250,342 had been loaned to Robert W. Guthrie pursuant to the agreement.

            SALE OF REAL ESTATE

            On December 1, 1979, Pacific Security Companies sold land and a mini-warehouse business to Security Savesco, Inc., an equity method investee. Security Savesco, Inc. merged with Pacific Security Companies in 1985 and had its name changed to Pacific Security Companies. The gain on the sale of the property was $727,703. The gain, net of $220,000 of income taxes, was deferred for financial statement purposes until the property was sold to an unrelated entity. During the year ended July 31, 1997, the property was sold and the net deferred gain of $507,703 was recognized in the statement of operations.


     15.  COMMON STOCK:

            On October 31, 1995, the Board of Directors of the Company proposed the creation of a second class of common stock, Class B common stock. This proposed action was ratified by the stockholders of the Company on December 12, 1995, at which time an amendment to the Articles of Incorporation was approved. This class has authorized 30,000, no par value shares and entitles the holder to 50 votes on each matter in all proceedings in which actions are taken by the stockholders, including the election of directors. Otherwise, the common stock is identical to the original class in all respects and for all purposes.

            A suit filed in Superior Court of the State of Washington, Spokane County, by Robert Guthrie has delayed the issuance of Class B common stock. A trial date has been set for January 1998.

     PART III


     Item 10.  Directors and Executive Officers of the Registrant
               --------------------------------------------------

     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following information as ofJuly 31, 1997 is provided with respect to each director and executive officer of the Company:


                                  Year First  Term as
                                  Elected as  Director
     Name                    Age  Director    Expires in  Position (date elected to position)
     ----------------------  ---  ----------  ----------  ------------------------------------------
     Wayne E. Guthrie         77     1970        1999     Chairman of the Board and Chief Executive
                                                          Officer (January 17, 1970); Director

     Kevin M. Guthrie         42     1980        1997     Vice President (May 2, 1985); Director

     David L. Guthrie         33     1987        1997     Vice President (September 1, 1989);
                                                          Director

     Donald J. Migliuri       50     1992        1998     Secretary/Treasurer (May 29, 1990);
                                                          Director

     Raymond J. Fisher        74     1970        1999     Director

     Constance M. Guthrie     63     1981        1999     Director

     Robert N. Codd           67     1994        1997     Director

     FAMILY RELATIONSHIPS

     Kevin M. Guthrie and David L. Guthrie are the sons of Wayne E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.


     BUSINESS EXPERIENCE

     Wayne E. Guthrie, Chairman of the Board of Pacific Security Companies. Mr. Guthrie is also Chairman of the Board of Aqua View Apartments, Inc. a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 50 years of experience in areas of construction, financing of real estate and personal property, and real estate investments.

     Kevin M. Guthrie, Vice President of Pacific Security Companies since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie is also an officer and director of Aqua View Apartments, Inc.

     David L. Guthrie, Vice President of Pacific Security Companies since 1989. Mr. Guthrie was formerly a financial consultant with Merrill Lynch in Spokane, Washington. Mr. Guthrie is also an officer and director of Aqua View Apartments, Inc. Mr. Guthrie is a NASD licensed securities sales person (registered representative) and broker-dealer (general securities principal). He is a licensed real estate broker in the state of Washington and has obtained the CCIM designation (certified commercial investment member) awarded by the commercial real estate investment institute.

     Donald J. Migliuri, Treasurer of Pacific Security Companies since 1990 and secretary since 1991. Mr. Migliuri is a Certified Public
     Accountant and has served as an accounting officer with various diversified financial services companies for over 17 years. He also is a certified management accountant (CMA) and has a Masters degree in Business Administration.

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

     Item 11.  Executive Compensation
               ----------------------

     REMUNERATION OF DIRECTORS AND OFFICERS

     The following table lists, on an accrual basis, for each of the three years ended July 31, 1997, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 1997:


     Name of Individual                                 Annual Compensation
     or Number of        Capacities in Which     Fiscal -------------------
     Persons in Group    Served                  Year   Salary    Bonus
     ------------------  ---------------------   ------ --------  ---------

     Wayne E. Guthrie    Chairman of the Board
                           and Chief Executive   1997   $    *
                           Officer               1996        *
                                                 1995    113,000

     Officers and                                1997    253,144
     Directors as a
     group


     The Company has no qualified or nonqualified stock option plans as of July 31, 1997.

     *Annual compensation did not exceed $100,000.


     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management
               ---------------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than 5% of any class of the Company's voting shares on July 31, 1997:

                                                      Amount and
                                                      Nature of
                           Name and Address of        Beneficial  Percent
          Title of Class   Beneficial Owner           Ownership   of Class
          --------------   -------------------------  ----------  --------
          Common stock     Linda Guthrie Welden
                           Bothell, WA                  158,975     8.49%

          Common stock     Julie Guthrie Hable
                           San Francisco, CA            190,387    10.17

          Common stock     Robert Guthrie
                           Spokane, WA                  158,975     8.49

          Common stock     John W. Guthrie
                           Olympia, WA                  137,348     7.34
                                                        -------    -----
          Totals                                        645,685    34.49%
                                                        =======    =====

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

          The following table sets forth as of July 31, 1997 information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                      Amount and
                                                      Nature of
                           Name and Address of        Beneficial  Percent
          Title of Class   Beneficial Owner           Ownership   of Class
          --------------   -------------------------  ----------  --------
          Common stock     Wayne E. Guthrie             453,027     24.20%
          Common stock     Constance Guthrie            105,043      5.61
          Common stock     Kevin Guthrie                216,267     11.55*
          Common stock     David Guthrie                216,267     11.55*
                                                        -------    ------
          Common stock     All directors and
                             officers as a group        990,604     52.91%
                                                        =======    ======
          Preferred stock  Wayne E. Guthrie               7,000     74.47%
          Preferred stock  Wayne E. or Constance
                             Guthrie                      2,000     21.28
          Preferred stock  Kevin Guthrie                    100      1.06
          Preferred stock  David Guthrie                    100      1.06
          Preferred stock  Don Migliuri                     200      2.13
                                                        -------    ------
          Preferred stock  All directors and
                             officers as a  group         9,400    100.00%
                                                        =======    ======

     * Additionally, these parties exercise voting rights over an additional 1.38% of this class through the holdings of their minor children.

     Item 13.  Certain Relationships and Related Transactions
               ----------------------------------------------

     Transactions with Company officers, directors and stockholders and other related parties are summarized in Notes 12 and 14 to the consolidated financial statements included herein.

     PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K
               -----------------------------------------------------------

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

              Exhibit 27 - Financial Data Schedule

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


                               /s/Coopers & Lybrand L.L.P.


     Spokane, Washington
     October 9, 1997

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     SCHEDULE III

     Real Estate and Accumulated Depreciation
     July 31, 1997


                                                          Cost         Amount at                             Life on Which
                                                          Capitalized  Which                                 Depreciation
                                                          Subsequent   Carried at                            in Latest Income
                                             Initial      to           Close of      Accumulated   Date      Statement
      Description               Encumbrance  Cost         Acquisition  Period        Depreciation  Acquired  is Computed
      -----------------------   -----------  -------      -----------  ----------    ------------  --------  ----------------
      Residential and
       commercial
       properties:
        Rental build-
         ings and
         improvements:
          Spokane,
           Washington
            N. 10 Post
             Street
             (Peyton Bldg.)     $   848,447  $ 2,209,343  $ 3,051,521  $ 5,260,864   $ 1,449,210   1979      25-40 years
            S. 10
             Washington
             (Hutton
             Bldg.)                            1,498,769    3,554,102    5,052,871     1,565,003   1979      25-40 years
            Aqua View
             Apartments             303,944    1,385,074      290,919    1,675,993     1,068,677   1969      40 years
            W. 102
             Indiana                626,302      663,031                   663,031       231,211   1988      30 years
            City View
             Apartments             549,737      440,028       58,743      498,771       100,529   1991      25 years
            Pier One
             Building             1,530,016    1,194,017    2,769,823    3,963,840       544,412   1992      25-40 years
            Cellular One
             Building                            950,373       (2,811)     947,562       168,135   1992      25 years
            Birdies Golf
             Center                            1,972,752       64,751    2,037,503        98,661   1995      15-40 years

     Real Estate and Accumulated Depreciation
     July 31, 1997



                                                          Cost         Amount at                             Life on Which
                                                          Capitalized  Which                                 Depreciation
                                                          Subsequent   Carried at                            in Latest Income
                                             Initial      to           Close of      Accumulated   Date      Statement
      Description               Encumbrance  Cost         Acquisition  Period        Depreciation  Acquired  is Computed
      -----------------------   -----------  -------      -----------  ----------    ------------  --------  ----------------
          Coeur d'Alene,
           Idaho
            Yellowfront
             Building                        $   281,723               $   281,723   $   192,055   1976      25 years

          Furniture related
           to above                              540,237      401,389      941,626       443,752   Various   Various

          Held for resale:*
           Alberta
            Apartments                           167,193                   167,193                           1988
                                -----------  -----------  -----------  -----------   -----------

                                $ 3,858,446  $11,302,540  $10,188,437  $21,490,977   $ 5,861,645
                                ===========  ===========  ===========  ===========   ===========

      *Buildings sold, but not meeting criteria for recognition of gain for financial statement reporting purposes.

     Real Estate and Accumulated Depreciation
     July 31, 1997



     Real estate:
       Balance at beginning of period                          $23,861,390
       Additions during period:
         Purchases and capitalized costs                           960,522
       Deductions during period:
         Cost of real estate sold                               (3,330,935)
                                                               -----------

       Balance at close of period                              $21,490,977
                                                               ===========


     Accumulated depreciation:
       Balance at beginning of period                          $ 6,587,099
       Depreciation for the year                                   731,902
       Charges to accumulated depreciation related to
         real estate investments sold, net of other
         adjustments                                            (1,457,356)
                                                               -----------
     Balance at close of period                                $ 5,861,645
                                                               ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     SCHEDULE IV

     Mortgage Loans on Real EstateJuly 31, 1997

                                                                                                            Principal
                                                                                                            Amount
                                                                                                            of Loans
                                                                                                            Subject to
                                                                                  Face         Carrying     Delinquent
                              Interest  Maturity  Periodic                        Amount of    Amount of    Principal
      Description             Rate      Date      Payment Terms      Prior Liens  Mortgages    Mortgages    or Interest
      ----------------------  --------  --------  -----------------  -----------  ---------    ---------    -----------
      Real estate contract
        on apartment build-
        ing (Heritage                             $50,000 per month,
        Village)                    9%      2004  including interest              $ 3,088,319  $ 3,088,319

      Real estate contract
        on apartment complex
        (Evergreen Town                           $16,973 per month,
        House)                      9%      2023  including interest                1,732,027    1,732,027

      Real estate contract
        on apartment build-
        ing (East Valley                          $8,492 per month,
        Terrace)                 9.50%      2002  including interest                  968,716      968,716

      Finance note loan         11.50%      2002  $5,900 per month,
                                                  including interest                  509,136      509,136

      Real estate contract
        on Walker-McGough                         $3,600 per month,
        Building                 8.50%      2016  including interest                  399,219      399,219

      Other mortgage contracts
        and notes receivable,
        none of which indivi-
        dually exceed 3% of
        the total carrying
        value of mortgages     Various   Various  Various                           4,431,744    4,274,283
                                                                                  -----------  -----------
                                                                                  $11,129,161  $10,971,700
                                                                                  ===========  ===========

      PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
      SCHEDULE IV, CONTINUED

      Mortgage Loans on Real Estate, Continued
      July 31, 1997

                                                                                                            Principal
                                                                                                            Amount
                                                                                                            of Loans
                                                                                                            Subject to
                                                                                  Face         Carrying     Delinquent
                              Interest  Maturity  Periodic                        Amount of    Amount of    Principal
      Description             Rate      Date      Payment Terms      Prior Liens  Mortgages    Mortgages    or Interest
      ----------------------  --------  --------  -----------------  -----------  ---------    ---------    -----------
      Balance at beginning
        of period                                                                              $10,492,944
      Additions during period:
        Mortgage loans origina-
          ted and purchased                                                       $ 2,915,129
        Contract discounts
          realized                                                                     25,856
                                                                                  -----------
                                                                                                 2,940,985
      Deductions during period:
        Collections of princi-
          pal and contract
          payoffs                                                                                2,462,229
                                                                                               -----------

      Balance at end of period                                                                 $10,971,700
                                                                                               ===========

      SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Companies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        PACIFIC SECURITY COMPANIES
                                        (Registrant)

     Dated: November 6, 1997            By: /s/ Wayne E. Guthrie
            -------------------------       -------------------------
                                            Wayne E. Guthrie
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Capacity                 Date
     ---------                --------                 ----
     /s/Wayne E. Guthrie      Chief Executive Officer  November 6, 1997
     -----------------------  and Director             ----------------
     Wayne E. Guthrie


     /s/Donald J. Migliuri    Secretary-Treasurer      November 6, 1997
     -----------------------  Chief Financial Officer  ----------------
     Donald J. Migliuri


     /s/Kevin M. Guthrie      Vice-President and       November 6, 1997
     -----------------------  Director                 ----------------
     Kevin M. Guthrie


     /s/David L. Guthrie      Vice-President and       November 6, 1997
     -----------------------  Director                 ----------------
     David L. Guthrie


     /s/Constance M. Guthrie  Director                 November 6, 1997
     -----------------------                           ----------------
     Constance M. Guthrie


     /s/Raymond J. Fisher     Director                 November 6, 1997
     -----------------------                           ----------------
     Raymond J. Fisher


     /s/Robert N. Codd        Director                 November 6, 1997
     -----------------------                           ----------------
     Robert N. Codd