Form 10-Q
period 1997-10-31
PACIFIC SECURITY COMPANIES
filed 1997-12-15
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1997

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

  [ X ] Yes     [  ] No

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets



                                                 October 31,     July 31,
                  ASSETS                            1997          1997
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $     2,825   $   325,058
       Restricted                                    147,432        84,684
                                                 -----------   -----------
                                                     150,257       409,742
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance notes
         receivable, net:
           Related parties                           672,649       728,436
           Unrelated                               7,024,468    10,243,264
                                                 -----------   -----------
                                                   7,697,117    10,971,700
       Accrued interest                               65,263        91,919
       Federal income taxes                                        454,621
       Other                                          51,309        30,541
                                                 -----------   -----------
                                                   7,813,689    11,548,781
                                                 -----------   -----------
     Investment in rental properties, net         13,614,949    13,487,085
                                                 -----------   -----------
     Investment in golf center, net                2,130,114     2,142,247
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,767,675     4,039,208
       Marketable securities                          87,004        87,004
       Restricted investments                        223,440       278,154
                                                 -----------   -----------
                                                   4,078,119     4,404,366
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    29,650        25,760
       Prepaid expenses                              203,893       221,425
       Golf center inventories                        53,045        55,501
                                                 -----------   -----------
                                                     286,588       302,686
                                                 -----------   -----------
             Total assets                        $28,073,716   $32,294,907
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued





                                                 October 31,     July 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY        1997          1997
                                                 -----------   -----------
     Liabilities:
       Note payable to bank                      $ 2,313,565   $ 5,404,999
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                           188,691       191,462
           Unrelated                               4,246,477     4,432,070
                                                 -----------   -----------
                                                   4,435,168     4,623,532
                                                 -----------   -----------
       Debenture bonds                             9,842,704     9,898,351
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             226,540       246,994
         Unrelated                                   657,307       733,657
                                                 -----------   -----------
                                                     883,847       980,651
                                                 -----------   -----------
       Federal income taxes:
         Currently payable                            51,817
         Deferred                                    589,478     1,121,478
                                                 -----------   -----------
                                                     641,295     1,121,478
                                                 -----------   -----------
             Total liabilities                    18,116,579    22,029,011
                                                 -----------   -----------
     Commitments and contingencies (Note 10)

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 9,000 and 9,400 shares           900,000       940,000
     Less: Net discount on issuance of pre-
       ferred stock                                 (352,750)     (364,000)
                                                 -----------   -----------
                                                     547,250       576,000
                                                 -----------   -----------

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued



        LIABILITIES AND STOCKHOLDERS'            October 31,    July 31,
             EQUITY, CONTINUED                      1997          1997
                                                 -----------   -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,872,040
           and 1,872,125 shares                  $ 5,616,119   $ 5,616,375
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
         Additional paid-in capital                1,920,766     1,906,642
       Retained earnings                           1,881,998     2,175,875
       Unrealized loss on marketable securities,
         net of deferred income taxes                 (8,996)       (8,996)
                                                 -----------   -----------
           Total stockholders' equity              9,409,887     9,689,896
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $28,073,716   $32,294,907
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations

                                                      Three Months Ended
                                                          October 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
     Income:
       Rental                                       $  566,069  $  707,241
       Interest                                        221,733     241,397
       Amortization of discounts on
         real estate contracts                           4,225      10,145
       Gain on sales of real estate                    (27,015)    808,584
       Golf center sales (including
         lessons of $574 and $8,665)                    78,705      81,042
       Other, net                                        8,504          56
                                                    ----------  ----------
                                                       852,221   1,848,465
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 153,833     175,101
         Interest                                       83,550     102,080
         Other                                         251,248     314,359
                                                    ----------  ----------
                                                       488,631     591,540
       Interest, net of amount capitalized             290,643     265,720
       Salaries and commissions                        181,136     168,807
       General and administrative                      163,699     113,620
       Depreciation                                     26,345      24,149
       Cost of golf merchandise sales                   22,743      29,366
       Uncollectible accounts                            2,199       2,788
                                                    ----------  ----------
                                                     1,175,396   1,195,990
                                                    ----------  ----------
     Income (loss) before federal income tax
       provision (benefit)                            (323,175)    652,475
     Federal income tax provision (benefit)           (106,292)    229,268
                                                    ----------  ----------
     Net income (loss)                                (216,883)    423,207
       Less accretion of discount on
         preferred stock                               (11,250)    (13,000)
                                                    ----------  ----------
     Income (loss) applicable to common
       stockholders                                 $ (228,133) $  410,207
                                                    ==========  ==========
     Income (loss) per common share                 $    (0.12) $     0.22
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,872,082   1,906,841
                                                    ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows


                                                                         Three Months Ended
                                                                             October 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
      Cash flows from operating activities:
        Cash received from rentals and golf center sales              $   635,871  $   597,207
        Interest received                                                 271,743      246,243
        Cash paid to suppliers and employees                             (665,401)    (809,641)
        Interest paid, net of amounts capitalized                        (258,990)    (134,217)
        Income taxes paid                                                      --     (267,000)
                                                                      -----------  -----------
             Net cash used in operating activities                        (16,777)    (367,408)
                                                                      -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                                101,024      452,517
        Collections on contracts, mortgages and finance
           notes receivable                                             3,550,536      799,513
        Investment in contracts, mortgages and finance notes
           receivable                                                    (200,923)      (9,777)
        Additions to rental properties, property held for sale,
           property under development, golf center, vehicles and
           equipment                                                     (348,462)    (270,346)
        Change in restricted investments and cash equivalents              (8,381)     (53,374)
                                                                      -----------  -----------
             Net cash provided by investing activities                  3,093,794      918,533
                                                                      -----------  -----------
      Cash flows from financing activities:
        Net repayments under line-of-credit agreement                  (3,091,434)    (115,565)
        Payments on installment contracts, mortgage notes and
           notes payable                                                  (71,069)    (639,526)
        Proceeds from sales of debenture bonds                            129,587       21,155
        Redemption of debenture bonds                                    (326,202)    (233,694)
        Purchase and retirement of treasury stock                            (132)     (34,857)
        Purchase and retirement of preferred stock                        (40,000)          --
                                                                      -----------  -----------
             Net cash used in financing activities                     (3,399,250)  (1,002,487)
                                                                      -----------  -----------
      Net decrease in cash and cash equivalents                          (322,233)    (451,362)
      Cash and cash equivalents, beginning of period                      325,058      462,471
                                                                      -----------  -----------
      Cash and cash equivalents, end of period                        $     2,825  $    11,109
                                                                      ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued


                                                                        Three Months Ended
                                                                            October 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
      Reconciliation of net income to net cash
        provided by operating activities:
           Net income                                                 $  (216,883) $   423,207
           Adjustments to reconcile net income
             to net cash provided by operating
             activities:
                Depreciation and amortization                             180,178      199,250
                Deferred financing income realized                         (4,225)     (10,145)
                Interest accrued on debenture bonds                       140,968      137,092
                (Gain) loss on sales of real estate                        27,014     (808,584)
                Uncollectible accounts                                      2,199        2,788
                Change in assets and liabilities:
                  Accrued interest receivable                              26,656        4,846
                  Prepaid expenses                                         17,532       27,838
                  Inventories                                               2,456       23,443
                  Accrued expenses                                        (95,638)    (116,090)
                  Income taxes payable                                   (106,292)     (37,732)
                  Other, net                                                9,258     (213,321)
                                                                      -----------  -----------
                     Net cash used in operating activities            $   (16,777) $  (367,408)
                                                                      ===========  ===========

      Supplemental schedule of noncash investing
        and financing activities:
           Company financed sale of property                          $        --  $ 1,078,495
           Accretion of discount on preferred stock                        11,250       13,000


      The accompanying notes are an integral part of the consolidated financial statements.

      PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

     NOTES TO UNAUDITED FINANCIAL STATEMENTS


     Note 1.  Basis of Presentation

     The consolidated financial statements include the accounts of Pacific Security Companies and its subsidiaries (the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1997, filed with the Securities and Exchange
     Commission.

     The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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

     Information about the Company's separate business segments and in total as of and for the quarter ended October 31, 1997 is as follows:

                                        Birdies     Rental and
                                         Golf       Receivable
                                        Center      Operations       Total
                                      -----------   -----------   -----------
       Revenue                        $    78,704   $   773,517   $   852,221
       Earnings (loss) from
         operations                       (55,962)     (267,213)     (323,175)
       Identifiable assets, net         2,189,608    25,884,108    28,073,716
       Depreciation and amortization       23,824       156,354       180,178
       Capital expenditures                 4,133       101,674       105,807

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity

     At October 31, 1997, the Company had total stockholder's equity of approximately $9,410,000 and a total liabilities to equity ratio of
     1.93 to 1, which improved from 2.27 to 1 at July 31, 1997. During the quarter, the Company's primary sources of funds were approximately $101,000 from sales of real estate and $3,551,000 in real estate contract collections. The primary uses of funds were approximately $348,000 for property improvements and approximately $3,362,000 for net debt reduction. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $2,313,565 was outstanding at October 31, 1997, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to improve property held for sale and development, including Birdies Golf Center.

     Results of Operations

     The Company's net loss for the quarter ended October 31, 1997 was approximately $217,000 compared with net income of approximately $423,000 for the quarter ended October 31, 1996. The decrease was primarily attributable to a decrease of $836,000 in gain on sale of real estate in 1997 from 1996.

     Rental income decreased by $141,172 (20.0%) to approximately $566,000 in the quarter ended October 31, 1997 from approximately $707,000 in 1996. This primarily resulted from the sales of rental properties in 1996.

     Rental property expenses were $102,909 (17.4%) lower in 1997 than for the comparable three months in 1996. This resulted from decreased interest expense of $18,530 (18.2%), operating expense of $63,111 (20.1%) and a reduction in depreciation of $21,268 (12.1%).

     Interest income and amortized discount was $25,584 (10.2%) less for the three months ended October 31, 1997 compared with the similar period in 1996 as the average outstanding balance in contracts and notes receivable declined during the period primarily due to the payoff of a $3.1 million contract receivable.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $24,923 (9.4%) more in 1997 than in 1996 primarily due to a decrease of $54,563 in the amount of capitalized interest.

     The federal income taxes which were deferred due to the installment sale of real estate became currently payable when the $3.1 million contract balance was paid off. The income tax due was primarily offset by the income tax receivable of $454,621 at July 31, 1997.

     The Company's effective income tax rate as a percentage of income
     (loss) before federal income tax was approximately 33% in 1997.

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