Form 10-Q
period 1998-01-31
PACIFIC SECURITY COMPANIES
filed 1998-03-13
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 1998

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

  [ X ] Yes     [  ] No

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets



                                                 January 31,     July 31,
                  ASSETS                            1998          1997
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $     5,140   $   325,058
       Restricted                                    370,479        84,684
                                                 -----------   -----------
                                                     375,619       409,742
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance notes
         receivable, net:
           Related parties                           445,233       728,436
           Unrelated                               6,749,071    10,243,264
                                                 -----------   -----------
                                                   7,194,304    10,971,700
       Accrued interest                               70,439        91,919
       Federal income taxes                                0       454,621
       Other                                          61,032        30,541
                                                 -----------   -----------
                                                   7,325,775    11,548,781
                                                 -----------   -----------
     Investment in rental properties, net         13,585,154    13,487,085
                                                 -----------   -----------
     Investment in golf center, net                2,200,306     2,142,247
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      3,677,673     4,039,208
       Marketable securities                          89,739        87,004
       Restricted investments                              0       278,154
                                                 -----------   -----------
                                                   3,767,412     4,404,366
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    31,496        25,760
       Prepaid expenses, including non-
         competition agreement, net                  328,192       221,425
       Golf center inventories                        54,295        55,501
                                                 -----------   -----------
                                                     413,983       302,686
                                                 -----------   -----------
             Total assets                        $27,668,249   $32,294,907
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued





                                                 January 31,     July 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY        1998          1997
                                                 -----------   -----------
     Liabilities:
       Note payable to bank                      $ 2,305,671   $ 5,404,999
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                         1,039,355       191,462
           Unrelated                               5,009,912     4,432,070
                                                 -----------   -----------
                                                   6,049,267     4,623,532
                                                 -----------   -----------
       Debenture bonds                             9,841,874     9,898,351
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             169,872       246,994
         Unrelated                                   830,948       733,657
                                                 -----------   -----------
                                                   1,000,820       980,651
                                                 -----------   -----------
       Federal income taxes:
         Deferred                                    613,625     1,121,478
                                                 -----------   -----------
                                                     613,625     1,121,478
                                                 -----------   -----------
             Total liabilities                    19,811,257    22,029,011
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 7,000 and 9,400 shares           700,000       940,000
     Less: Net discount on issuance of pre-
       ferred stock                                 (227,500)     (364,000)
                                                 -----------   -----------
                                                     472,500       576,000
                                                 -----------   -----------

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued



        LIABILITIES AND STOCKHOLDERS'            January 31,    July 31,
             EQUITY, CONTINUED                      1998          1997
                                                 -----------   -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,415,983
           and 1,872,125 shares                  $ 4,247,948   $ 5,616,375
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
         Additional paid-in capital                1,581,955     1,906,642
       Retained earnings                           1,561,781     2,175,875
       Unrealized loss on marketable securities,
         net of deferred income taxes                 (7,192)       (8,996)
                                                 -----------   -----------
           Total stockholders' equity              7,384,492     9,689,896
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $27,668,249   $32,294,907
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations

                                                      Three Months Ended
                                                          January 31,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Income:
       Rental                                       $  553,742  $  601,573
       Interest                                        197,444     252,065
       Amortization of discounts on
         real estate contracts                           4,239       5,871
       Gain on sales of real estate                    354,255      49,638
       Golf center sales (including
         lessons of $-0- and $2,805)                    31,746      28,837
       Other, net                                       12,150      20,372
                                                    ----------  ----------
                                                     1,153,576     958,356
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 155,943     160,539
         Interest                                       96,277      91,825
         Other                                         279,662     269,928
                                                    ----------  ----------
                                                       531,882     522,292
       Interest, net of amount capitalized             278,361     300,484
       Salaries and commissions                        137,447     157,516
       General and administrative                      395,118     157,345
       Depreciation and amortization                    28,353      24,310
       Cost of golf merchandise sales                    5,984      14,580
                                                    ----------  ----------
                                                     1,377,145   1,176,527
                                                    ----------  ----------
     Income (loss) before federal income tax
       provision (benefit)                            (223,569)   (218,171)
     Federal income tax provision (benefit)            (28,600)    (71,593)
                                                    ----------  ----------
     Net income (loss)                                (194,969)   (146,578)
       Less accretion of discount on
         preferred stock                               (90,250)    (13,000)
                                                    ----------  ----------
     Income (loss) applicable to common
       stockholders                                 $ (285,219) $ (159,578)
                                                    ==========  ==========
     Income (loss) per common share - basic         $     (.16) $     (.08)
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,764,736   1,894,017
                                                    ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations, Continued

                                                      Six Months Ended
                                                         January 31,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Income:
       Rental                                       $1,119,811  $1,308,814
       Interest                                        419,177     493,462
       Amortization of discounts on
         real estate contracts                           8,464      16,016
       Gain on sales of real estate                    327,240     858,222
       Golf center sales (including
         lessons of $574 and $11,470)                  110,451     109,879
       Other, net                                       20,654      20,428
                                                    ----------  ----------
                                                     2,005,797   2,806,821
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 309,776     335,640
         Interest                                      179,827     193,905
         Other                                         530,910     584,287
                                                    ----------  ----------
                                                     1,020,513   1,113,832
       Interest, net of amount capitalized             569,004     566,204
       Salaries and commissions                        318,583     326,323
       General and administrative                      558,817     270,965
       Depreciation and amortization                    54,698      48,459
       Cost of golf merchandise sales                   28,727      43,946
       Uncollectible accounts                            2,199       2,788
                                                    ----------  ----------
                                                     2,552,541   2,372,517
                                                    ----------  ----------
     Income (loss) before federal income tax
       provision (benefit)                            (546,744)    434,304
     Federal income tax provision (benefit)           (134,892)    157,675
                                                    ----------  ----------
     Net income (loss)                                (411,852)    276,629
       Less accretion of discount on
         preferred stock                              (101,500)    (26,000)
                                                    ----------  ----------
     Income (loss) applicable to common
       stockholders                                 $ (513,352) $  250,629
                                                    ==========  ==========
     Income (loss) per common share - basic         $     (.28) $      .13
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,818,423   1,905,261
                                                    ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows


                                                                          Six Months Ended
                                                                             January  31,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
      Cash flows from operating activities:
        Cash received from rentals and golf center sales              $ 1,245,748  $ 1,476,411
        Interest received                                                 465,012      494,463
        Cash paid to suppliers and employees                           (1,398,965)  (1,165,359)
        Interest paid, net of amounts capitalized                        (489,940)    (495,572)
        Income taxes paid                                                       0     (455,000)
                                                                      -----------  -----------
             Net cash used in operating activities                       (178,145)    (145,057)
                                                                      -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                                101,024    2,032,053
        Collections on contracts, mortgages and finance
           notes receivable                                             4,060,001    1,525,669
        Investment in contracts, mortgages and finance notes
           receivable                                                    (202,621)    (279,942)
        Additions to rental properties, property held for sale,
           property under development, golf center, vehicles and
           equipment                                                     (768,800)    (601,510)
        Change in restricted investments and cash equivalents              (8,338)     (66,338)
                                                                      -----------  -----------
             Net cash provided by investing activities                  3,181,266    2,609,932
                                                                      -----------  -----------
      Cash flows from financing activities:
        Net repayments under line-of-credit agreement                  (3,099,328)  (1,617,303)
        Net proceeds from installment contracts, mortgages
           and notes payable                                              850,000            0
        Payments on installment contracts, mortgage notes and
           notes payable                                                 (161,070)  (1,033,792)
        Proceeds from sales of debenture bonds                            267,942      206,627
        Redemption of debenture bonds                                    (606,069)    (425,780)
        Purchase and retirement of common stock                        (1,063,614)     (39,256)
        Purchase and retirement of preferred stock                       (240,000)           0
        Related party notes                                               729,100            0
                                                                      -----------  -----------
             Net cash used in financing activities                     (3,323,039)  (2,910,004)
                                                                      -----------  -----------
      Net decrease in cash and cash equivalents                          (319,918)    (445,129)
      Cash and cash equivalents, beginning of period                      325,058      462,471
                                                                      -----------  -----------
      Cash and cash equivalents, end of period                        $     5,140  $    17,342
                                                                      ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued


                                                                         Six Months Ended
                                                                            January 31,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
      Reconciliation of net income (loss) to net cash
        provided by operating activities:
           Net income (loss)                                          $  (411,852) $   276,629
           Adjustments to reconcile net income (loss)
             to net cash provided by operating
             activities:
                Depreciation and amortization                             364,474      384,099
                Deferred financing income realized                         (8,464)     (16,016)
                Interest accrued on debenture bonds                       281,649      274,342
                (Gain) loss on sales of real estate                      (327,240)    (858,222)
                Uncollectible accounts                                      2,199        2,788
                Change in assets and liabilities:
                  Accrued interest receivable                              21,480        1,002
                  Prepaid expenses                                         16,149       55,381
                  Inventories                                               1,206       33,866
                  Accrued expenses                                         17,609      (43,764)
                  Income taxes payable                                   (134,892)    (297,325)
                  Other, net                                                 (463)      42,163
                                                                      -----------  -----------
                     Net cash used in operating activities            $  (178,145) $  (145,057)
                                                                      ===========  ===========

      Supplemental schedule of noncash investing
        and financing activities:
           Company financed sale of property                          $         0  $ 1,348,495
           Accretion of discount on preferred stock                        20,000       26,000
           Exchange of land for common shares                             643,500
           Related party note for non-competition agreement               125,000



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

     The results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     The income (loss) per common share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in the three months ended January 31, 1998. In accordance with SFAS No. 128, all prior income (loss) per common share data has been restated to conform to this presentation. Basic earnings per share amounts for the prior periods are identical in amount to the earnings per share amounts that were previously presented.


     Note 2.  Business Segment Reporting

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studies. The financial position and operating results of Birdies are included in the consolidated financial statements.

     Information about the Company's separate business segments and in total as of and for the six months ended January 31, 1998 is as follows:

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

     Note 2.  Business Segment Reporting, Continued

                                        Birdies     Rental and
                                         Golf       Receivable
                                        Center      Operations       Total
                                      -----------   -----------   -----------
       Revenue                        $   110,451   $ 1,895,346   $ 2,005,797
       Earnings (loss) from
         operations                       (81,724)     (465,020)     (546,744)
       Identifiable assets, net         2,193,291    25,494,958    27,688,249
       Depreciation and amortization       47,516       316,958       364,474
       Capital expenditures                18,505       470,723       489,228


     Note 3.  Related-Party Transactions

     On January 5, 1998, in connection with pending litigation between the Company and all of the Company's officers and directors ("the Company") and certain minority shareholders of the Company, who are children of Wayne E. Guthrie, the Company's Chief Executive Officer and largest individual Company common shareholder ("the Minority Shareholders"), the Company agreed to settle all claims of the Minority Shareholders and redeem all Company common shares held by the Minority Shareholders by paying approximately $317,000 in cash, distributing Company real property with an agreed-upon value of $643,500 and the issuance of notes payable, bearing interest at 7% per annum, aggregating approximately $729,000. The Company acquired 408,419 of its common shares pursuant to this agreement, which were retired. In addition, the Company obtained a covenant not-to-compete for five years from one of the Minority Shareholders in return for the issuance of a $125,000 note payable bearing interest at 7% per annum. Concurrently, certain Company officers and directors issued notes payable aggregating approximately $236,000 to one of the Minority Shareholders. In connection with the settlement, the Company also agreed to reimburse the Minority Shareholders for legal costs aggregating $150,000.

     As a result of the settlement, the Minority Shareholders and the Company agreed to mutually release all parties from any and all claims whatsoever past, present and future, and the Minority Shareholders terminated all outstanding claims against the Company.

     In January 1998, Mr. Wayne E. Guthrie repaid approximately $200,000 owing to the Company, which had been collateralized by Company preferred stock held by Mr. Guthrie. Concurrently, the Company redeemed and retired 2,000 shares of its preferred stock held by Mr. Guthrie at face value of $200,000 for cash.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity

     At January 31, 1998, the Company had total stockholder's equity of approximately $7,384,000 and a total liabilities to equity ratio of
     2.68 to 1, which increased from 2.27 to 1 at July 31, 1997. During the first six months of the fiscal year, the Company's primary sources of funds were approximately $101,000 from sales of real estate and $4,060,000 in real estate contract collections. The primary uses of funds were approximately $769,000 for property improvements and approximately $3,323,000 for net debt reduction and retirement of common and preferred stock. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $2,305,671 was outstanding at January 31, 1998, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations and ongoing operations. The Company plans to continue using funds to make improvements to its existing office buildings and to improve property held for sale and development, including Birdies Golf Center.

     Results of Operations (Three Months)

     The Company's net loss for the quarter ended January 31, 1998 was approximately $195,000 compared with a net loss of approximately $147,000 for the quarter ended January 31, 1997. The decrease was primarily attributable to an increase of $238,000 in general and administrative expense, primarily legal fees associated with litigation (see Note 3 to consolidated financial statements), in 1998 compared to 1997.

     Rental income decreased by $47,831 (8.0%) to approximately $554,000 in the quarter ended January 31, 1998 from approximately $602,000 in 1997. This reduction primarily resulted from the sales of rental properties in 1997.

     Rental property expenses were $9,590 (1.8%) higher in 1998 than for the comparable three months in 1997. This increase was a result of increased interest expense of $4,452 (4.8%) and operating expense of $9,734 (3.6%) offset by a reduction in depreciation of $4,596 (2.9%).

     Interest income and amortized discount was $56,253 (21.8%) less for the three months ended January 31, 1998 compared with the similar period in 1997 as the average outstanding balance in contracts and notes receivable declined during the period primarily due to the payoff of a $3.1 million contract receivable in the first quarter of the current fiscal year.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $22,123 (7.4%) less in 1998 than in 1997 primarily due to a decrease in the average amount of outstanding debt obligations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



     Results of Operations (Six Months)

     The Company s net loss for the six months ended January 31, 1998 was approximately $412,000 compared with net income of approximately $277,000 for the six months ended January 31, 1997. The decrease was primarily attributable to a decrease of approximately $531,000 in gain on sales of real estate in 1998 compared to 1997 and an increase of approximately $288,000 in general and administrative expense (primarily legal fees).

     Rental income decreased by $189,003 (14.4%) to approximately
     $1,120,000 in the six months ended January 31, 1998 from approximately $1,309,000 in 1997. This primarily resulted from reduced rents due to the sale of rental properties which more than offset rental rate increases.

     Rental property expenses were $93,319 (8.4%) lower in 1998 than for the comparable six months in 1997. This resulted from decreased interest expense of $14,078 (7.3%), operating expense of $53,377 (9.2%) and a reduction in depreciation of $25,864 (7.7%).

     Interest income and amortized discount was $81,837 (16.1%) less for the six months ended January 31, 1998 compared with the similar period in 1997 as the average outstanding balance in contracts and notes receivable declined during the period.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $2,800 (.5%) more in 1998 than in 1997 primarily due to a decrease in the amount of capitalized interest.

     The federal income taxes which were deferred due to the installment sale of real estate became currently payable when the $3.1 million contract balance was paid off in the first quarter of fiscal 1998. The income tax due was primarily offset by the income tax receivable (refund) of $454,621 at July 31, 1997.

     The Company s effective income tax rate as a percentage of income
     (loss) before federal income tax was approximately 25% in 1998 compared to 36% in fiscal 1997 due to certain nondeductible expenses occurring in fiscal 1998.

     Part II.  Other Information

     Items 1, 2, 3, 4 and 5 -- Not applicable.

     Item 6(a) -- Exhibit 27 - Financial Data Schedule
          6(b) -- Form 8-K filed January 20, 1998 - Related-Party
                  Transactions.


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