Form 10-Q
period 1998-04-30
PACIFIC SECURITY COMPANIES
filed 1998-06-12
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1998

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

     [ X ] Yes     [  ] No

     Part I.  Financial Information

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                  April 30,     July 31,
                                                    1998          1997
                                                 -----------  ------------
                                                 (Unaudited)
               ASSETS
     Cash:
       Cash and cash equivalents:
         Unrestricted                            $    78,685   $   325,058
         Restricted                                   11,883        84,684
                                                 -----------   -----------
                                                      90,568       409,742
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and finance
         notes receivable, net:
           Related parties                           429,788       728,436
           Unrelated                               8,159,395    10,243,264
                                                 -----------   -----------
                                                   8,589,183    10,971,700
       Accrued interest                               59,955        91,919
       Federal income taxes                                        454,621
       Other                                         167,031        30,541
                                                 -----------   -----------
                                                   8,816,169    11,548,781
                                                 -----------   -----------
     Investment in rental properties, net         13,717,292    13,487,085
                                                 -----------   -----------
     Investment in Birdie's Golf Center (Note 2)   2,095,723     2,142,247
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      2,955,451     4,039,208
       Marketable securities                          95,018        87,004
       Restricted investments                                      278,154
                                                 -----------   -----------
                                                   3,050,469     4,404,366
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less
         accumulated depreciation of
         $194,901 and $189,288                        35,071        25,760
       Prepaid expenses                              303,744       221,425
       Golf center inventories                        63,509        55,501
                                                 -----------   -----------
                                                     402,324       302,686
                                                 -----------   -----------
     Total assets                                $28,172,545   $32,294,907
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                  April 30,     July 31,
                                                    1998          1997
                                                 -----------  ------------
                                                 (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Note payable to bank                      $ 3,536,717   $ 5,404,999
                                                 -----------   -----------
       Installment contracts, mortgage
         notes payable and notes payable:
           Related parties                         1,033,478       191,462
           Unrelated                               4,639,953     4,432,070
                                                 -----------   -----------
                                                   5,673,431     4,623,532
                                                 -----------   -----------
       Debenture bonds                             9,879,018     9,898,351
                                                 -----------   -----------
       Accrued expenses and other
         liabilities:
           Related parties                           215,812       246,994
           Unrelated parties                         911,223       733,657
                                                 -----------   -----------
                                                   1,127,035       980,651
                                                 -----------   -----------
       Federal income taxes:
         Deferred                                    456,935     1,121,478
                                                 -----------   -----------
                                                     456,935     1,121,478
                                                 -----------   -----------
             Total liabilities                    20,673,136    22,029,011
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redeemable value;
       authorized 20,000 shares; issued and
       outstanding 7,000 and 9,400 shares            700,000       940,000
     Less:  Net discount on issuance of
       preferred stock                              (218,750)     (364,000)
                                                 -----------   -----------
                                                     481,250       576,000
                                                 -----------   -----------

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                  April 30,     July 31,
                                                    1998          1997
                                                 -----------  ------------
                                                 (Unaudited)
     Stockholders' equity:
       Class A common stock authorized
         2,500,000 no par value shares,
         $3 stated value; issued and
         outstanding 1,381,521 and
         1,872,125 shares                        $ 4,144,563   $ 5,616,375
       Class B common stock authorized
         30,000 no par value shares,
         none issued
       Additional paid-in capital                  1,582,924     1,906,642
       Retained earnings                           1,294,380     2,175,875
       Unrealized loss on marketable
         securities, net of deferred
         income taxes                                 (3,708)       (8,996)
                                                 -----------   -----------
             Total stockholders' equity            7,018,159     9,689,896
                                                 -----------   -----------
             Total liabilities and
               stockholders' equity              $28,172,545   $32,294,907
                                                 ===========   ===========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                    For Three Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Income:
       Rental                                       $  562,686  $  544,389
       Interest (related parties, $9,063
         and $21,422, respectively)                    197,004     262,761
       Amortization of discounts on
         real estate contracts                          28,280      13,437
       Gain on sale of real estate                    (262,807)     25,639
       Golf center sales (including lessons
         of $13,245 and $1,040)                        109,050     106,631
       Other                                            30,382      16,107
                                                    ----------  ----------
                                                       664,595     968,964
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 158,002     151,118
         Interest                                       95,948      85,791
         Other                                         258,018     261,587
                                                    ----------  ----------
                                                       511,968     498,496
       Interest (related parties, $23,361
         and $6,840, respectively),
         net of amount capitalized                     291,081     290,468
       Salaries and commissions                        176,438     147,681
       General and administrative                      105,467     160,016
       Depreciation and amortization                    33,471      25,366
       Cost of golf merchandise sales                   12,306      25,127
                                                    ----------  ----------
                                                     1,130,731   1,142,154
                                                    ----------  ----------
     Loss before federal income tax                   (466,136)   (178,190)
     Federal income tax benefit                       (158,486)    (56,042)
                                                    ----------  ----------
     Net loss                                         (307,650)   (122,148)

     Less accretion of discount on
       preferred stock                                  (8,750)     13,000
                                                    ----------  ----------
     Net loss applicable to common shareholders     $ (316,400) $ (135,148)
                                                    ==========  ==========
     Net loss per common share                      $     (.23) $     (.07)
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,387,890   1,892,398
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Income:
       Rental                                       $1,682,497  $1,853,203
       Interest (related parties, $36,542
         and $60,623, respectively)                    616,181     756,223
       Amortization of discounts on
         real estate contracts                          36,744      29,453
       Gain on sale of real estate                      64,433     883,861
       Golf center sales (including lessons
         of $13,819 and $12,510)                       219,501     216,510
       Other                                            51,036      36,535
                                                    ----------  ----------
                                                     2,670,392   3,775,785
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 467,778     486,758
         Interest                                      275,775     279,696
         Other                                         788,928     845,874
                                                    ----------  ----------
                                                     1,532,481   1,612,328
       Interest (related parties, $40,952
         and $25,747, respectively),
         net of amount capitalized                     860,085     856,672
       Salaries and commissions                        495,021     474,004
       General and administrative                      664,284     430,981
       Depreciation and amortization                    88,169      73,825
       Cost of golf merchandise sales                   41,033      69,073
       Uncollectible accounts                            2,199       2,788
                                                    ----------  ----------
                                                     3,683,272   3,519,671
                                                    ----------  ----------
     Income (loss) before federal income tax        (1,012,880)    256,114
     Federal income tax provision (benefit)           (293,378)    101,633
                                                    ----------  ----------
     Net income (loss)                                (719,502)    154,481

     Less accretion of discount on
       preferred stock                                (110,250)    (39,000)
                                                    ----------  ----------
     Net income (loss) applicable to common
       shareholders                                 $ (829,752) $  115,481
                                                    ==========  ==========
     Net income (loss) per common share             $     (.50) $      .06
                                                    ==========  ==========
     Weighted average common shares
       outstanding                                   1,674,912   1,905,222
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Cash flows from operating activities:
       Cash received from rentals and golf
         center sales                               $1,945,029  $2,155,317
       Interest received                               672,500     759,313
       Cash paid to suppliers and employees         (1,940,324) (1,771,092)
       Interest paid, net of amounts capitalized      (739,471)   (727,559)
       Income taxes paid                                          (549,000)
                                                    ----------  ----------
           Net cash used in operating activities       (62,266)   (133,021)
                                                    ----------  ----------
     Cash flows from investing activities:
       Proceeds of sales of real estate                316,575   2,032,648
       Collections on contracts, mortgages
         and finance notes receivable                6,806,537   1,810,853
       Investment in contracts, mortgages
         and finance notes receivable               (3,987,649) (1,279,291)
       Additions to rental properties,
         property held for sale, property
         under development, vehicles and
         equipment                                  (1,046,901)   (938,152)
       Increase in restricted investments
         and cash equivalents                           51,463      24,740
       Other                                                         5,416
                                                    ----------  ----------
           Net cash provided by investing
             activities                              2,140,025   1,656,214
                                                    ----------  ----------
     Cash flows from financing activities:
       Net repayments under line-of-credit
         agreement                                  (1,868,282)     98,231
       Net proceeds from installment contracts,
         mortgage notes and notes payable              850,000
       Payments on installment contracts,
         mortgage notes and notes payable             (238,781) (1,691,597)
       Proceeds from sales of debenture bonds          294,631     377,813
       Redemption of debenture bonds                  (733,771)   (722,025)
       Purchase and retirement of common stock      (1,117,030)    (39,875)
       Purchase and retirement of preferred
         stock                                        (240,000)
       Related-party notes issued to redeem stock      729,100
                                                    ----------  ----------
           Net cash used in financing activities    (2,324,133) (1,977,453)
                                                    ----------  ----------
     Net decrease in cash and cash
       equivalents                                    (246,374)   (454,260)
     Cash and cash equivalents, beginning
       of period                                       325,058     462,471
                                                    ----------  ----------
     Cash and cash equivalents, end of period       $   78,684  $    8,211
                                                    ==========  ==========

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
     Reconciliation of net income to net
       cash used in operating activities:
         Net income                                 $ (719,502) $  154,481
         Adjustment to reconcile net
           income to net cash provided
           by operating activities:
             Depreciation and amortization             555,947     560,583
             Deferred financing income realized        (36,744)    (29,454)
             Interest accrued on debenture
               bonds                                   419,807     406,279
             Gain on sales of real estate              (64,433)   (883,861)
             Uncollectible accounts                      2,199       2,788
             Change in assets and liabilities:
               Accrued interest receivable              31,964       4,002
               Prepaid expenses                        (34,348)     74,215
               Inventories                              (8,008)     36,203
               Accrued expenses                        121,997     (66,116)
               Deferred taxes payable                 (224,681)   (447,367)
               Other, net                             (106,464)     55,226
                                                    ----------  ----------
                 Net cash used in operating
                   activities                       $  (62,266) $ (133,021)
                                                    ==========  ==========
     Supplemental schedule of noncash investing
       and financing activities:
         Company financed sale of property          $  327,250  $1,378,495
         Accretion of discount on preferred stock       28,750      26,000
         Exchange of land for common shares            643,500
         Related-party note for non-competition
           agreement                                   125,000

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

     The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Information about the Company's separate business segments and in total as of and for the nine months ended April 30, 1998 is as follows:

                                      Birdies    Rental and
                                       Golf      Receivable
                                      Center     Operations     Total
                                    -----------  -----------  ----------

       Revenue                      $   219,501  $ 2,450,891  $ 2,670,392
       Earnings (loss) from
         operations                     (80,540)    (932,340)  (1,012,880)
       Identifiable assets, net       2,211,911   25,960,634   28,172,545
       Depreciation and amorti-
         zation                          71,757      484,190      555,947
       Capital expenditures              26,195    1,020,706    1,046,901

                   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES

     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity
     ---------------------------------
     At April 30, 1998, the Company had total stockholders' equity of approximately $7,018,000 and a total liabilities to equity ratio of
     2.95 to 1, which increased from 2.27 to 1 at July 31, 1997. During the first nine months of the fiscal year, the Company's primary sources of funds were approximately $317,000 from sales of real estate and $6,807,000 in real estate contract collections. The primary uses of funds were approximately $1,047,000 for property improvements, approximately $3,988,000 in loans and contract receivable investments, and approximately $967,000 in net repayment of interest-bearing debt. The Company anticipates that cash flows from operations, sales of debentures under its present offering and the availability of funds under its $8,000,000 line-of-credit agreement, of which only $3,536,717 was outstanding at April 30, 1998, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing office buildings and to make construction and interim loans. Additional bank lines of credit are expected to provide funding for the increased lending activity.


     Results of Operations (Three Months)
     ------------------------------------
     The Company's net loss for the quarter ended April 30, 1998 was approximately $308,000 compared with a net loss of approximately $122,000 for the quarter ended April 30, 1997. The loss was primarily attributable to a decrease in gain on sales of real estate due to losses incurred in the sales of developed properties.

     Rental income increased by $18,297 (3.4%) to approximately $563,000 in the quarter ended April 30, 1998 from approximately $544,000 in 1997. Rental income increased due to improved occupancy in office buildings during the current year.

     Rental property expenses were $13,472 (2.7%) higher in fiscal 1998 than for the comparable three months in 1997. This primarily resulted from increased interest expense of $10,157 (11.8%) and depreciation of $6,884 (4.6%), which more than offset the decrease in other operating expenses of $3,569 (1.4%).

     Interest income and amortized discount was $50,914 (22.6%) less for the three months ended April 30, 1998 compared with the similar period in 1997, due to the decrease in contracts receivable, primarily from the payoff of a $3.1 million contract receivable in the first quarter of the current fiscal year.

     Interest expense, exclusive of interest on debt associated with rental properties, increased by $613 (.2%) in fiscal 1998 compared with fiscal 1997. This was primarily caused by slightly higher interest rates more than offsetting a decrease in outstanding debt obligations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



     Results of Operations (Nine Months)
     ----------------------------------
     The Company's net loss for the nine months ended April 30, 1998 was approximately $720,000 compared with net income of approximately $154,000 for the nine months ended April 30, 1997. The decrease was primarily attributable to a decrease of approximately $819,000 in gain on sale of real estate in 1998 from 1997, along with decreases in rental income and interest income and an increase of approximately $233,000 in general and administrative expense (primarily legal fees).

     Rental income decreased by $170,706 (9.2%) to approximately $1,682,000 in the nine months ended April 30, 1998 from approximately $1,853,000 in 1997. This primarily resulted from reduced rents due to the sale of rental properties which more than offset rental rate increases and improved occupancy in commercial buildings.

     Rental property expenses were $79,847 (5.0%) lower in 1998 than for the comparable nine months in 1997. This resulted from decreased interest expense of $3,921 (1.4%), operating expense of $56,946 (6.7%) and a reduction in depreciation of $18,980 (3.9%).

     Interest income and amortized discount was $132,751 (16.9%) less for the nine months ended April 30, 1998 compared with the similar period in 1997 as the average outstanding balance in contracts and notes receivable declined during the period.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $3,413 (.4%) higher in 1998 than in 1997 primarily due to slightly higher interest rates and a decrease in the amount of capitalized interest.

     The federal income taxes which were deferred due to the installment sale of real estate became currently payable when the $3.1 million contract balance was paid off in the first quarter of fiscal 1998. The income tax due was primarily offset by the income tax receivable (refund) of $454,621 at July 31, 1997.

     The Company's effective income tax rate as a percentage of income
     (loss) before federal income tax was approximately 29% in 1998 compared to 40% in fiscal 1997 due to certain nondeductible expenses occurring in fiscal 1998.

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