Form 10-K
period 1998-07-31
PACIFIC SECURITY COMPANIES
filed 1998-10-29
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended July 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

                          Commission file number 0-6673

                           PACIFIC SECURITY COMPANIES
              -----------------------------------------------------
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

     Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value shares
                        ---------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes   X     No
                -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K.   X
                                                        -----

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no regular, established market for trading in the Company's common stock. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not determinable.

     On July 31, 1998, the registrant had outstanding 1,172,488 shares of common stock, no par value ($3 stated value) and 7,000 shares of Redeemable Class A preferred stock, $100 par value.

     Documents incorporated by reference:  none.

                           PACIFIC SECURITY COMPANIES
                             FORM 10-K ANNUAL REPORT

                                Table of Contents



     PART I

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders


     PART II

     Item 5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters
     Item 6.   Selected Financial Data
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
     Item 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure


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

          Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing and selling real properties. The merged corporation has continued these activities. Total assets of the registrant at July 31, 1998 and 1997 were $31,038,039 and $32,294,907, respectively, and real estate contracts and loans represent approximately 36% and 34% of the respective asset totals. The Company presently primarily originates contracts to facilitate the sale of real estate held for sale or development and originates commercial loans. Many of the contracts have fixed contractual interest rates, while the newly originated interim and construction real estate loans have variable rates. For real estate contracts purchased by the Company, most contracts have been purchased at a discount from the contract balance which increases the effective yield. The total amount invested in real estate contracts and loans of $11,246,755 as of July 31, 1998 is $275,055 more than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 2.2% as of July 31, 1998 and 0.4% as of July 31, 1997. Management continues to emphasize enforcement of the Company's credit and collection policies.

          In fiscal 1998, the Company's newly formed subsidiary, Cornerstone Realty Advisors, Inc., began making construction and interim loans. Bank lines of credit were increased to provide additional funds for this purpose.

          In fiscal 1997, the Company continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. Correspondingly, the acquisition of additional real estate contracts was minimal, other than for Company financed sales of its real estate.

          In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies). The golf center features a 56-tee driving range, a fully lighted, contoured fairway with 5 target greens, a pro shop, teaching studios and an 8,000-square-foot putting green. Birdies serves as a practice and teaching center for all levels of golfers and additionally sells golf clubs and related golfing supplies. Birdies has been constructed on land held for development by the Company since 1990. Cumulative costs incurred to construct the facility, including land costs, were approximately $2.3 million. See further information on this business segment in Notes 5 and 6 to the consolidated financial statements.

          Additionally, in fiscal 1997, the Company continued developing certain land for residential development. The project, known as Tanglewood Ranch Park Estates (The Crest) offered approximately 21 ten-acre parcels suitable for home construction. The Company began marketing these parcels in fiscal 1998 and has approximately 14 ten-acre parcels remaining for sale.

          Investments in rental properties totaled $13,588,145 and $13,487,085 as of July 31, 1998 and 1997, respectively. The increase is primarily the net result of increased capitalized costs that more than offset depreciation and sales. Other real property held for sale and development totaled $2,775,542 and $4,039,208 as of July 31, 1998 and 1997, respectively. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold on an installment basis for tax purposes in order to minimize and defer related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

          With the Company's sale of certain commercial real estate and multi-family housing, rental income has decreased from $2,714,563 in fiscal 1996 to $2,220,979 in fiscal 1998. During the same period, interest income, including the amortization of discounts on real estate contracts, has declined from 26% of total income in fiscal 1996 to 23% of total income in fiscal 1998. The Company expects to continue its emphasis on the development, leasing and sale of commercial real estate in fiscal 1999 along with the continued operation of Birdies, marketing of the Tanglewood (The Crest) parcels and originating construction and interim commercial real estate loans. There are no contractual commitments other than the remaining remodeling costs associated with improvements for commercial buildings. The Company's fiscal 1999 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2 -- Properties.

          The Company's business is concentrated in financing real estate contracts, originating loans collateralized by real estate, developing real estate for sale or lease and the operation of Birdies. The Company is in competition with financial institutions who originate or invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington. As of July 31, 1998, the Company employed approximately 33 people on a full-time equivalent basis, 11 of whom are in its office at N. 10 Post Street in Spokane, Washington.


     Item 2.   Properties
               ----------
     As of July 31, 1998, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

     Properties Located in Spokane County, Washington:
     -------------------------------------------------

                                                         July 31, 1998
                                                         ----------------------------------------
                                                         Rental/         Net          Mortgage
      Date                                               Development     Carrying     or Contract
      Acquired   Description of Property                 Status          Value        Obligation
      --------   -------------------------------------   -----------     ----------   -----------
      COMMERCIAL:

      1979       The Peyton Building at N. 10 Post       Substantially   $4,095,102   $   756,042
                 Street contains approximately 85,000    leased
                 square feet of rentable space.
                 Substantial improvements have been
                 made to the building since its
                 acquisition.  Remodeling of this
                 office building continues as new
                 occupancy warrants.  The Company's
                 offices are located in this building.

      1979       The Hutton Building at S. 10 Washing-   Substantially
                 ton contains approximately 56,000       leased          $3,677,907
                 square feet of rentable space.
                 Substantial improvements have been
                 made to the building since its
                 acquisition.  Remodeling of this
                 building continues as new occupancy
                 warrants.  The Company also acquired
                 25,000 square feet for parking
                 near this building.

      1984       Bank Branch Building at W. 102          Leased          $  414,035   $   599,150
                 Indiana Avenue is under a long-term
                 lease.

      1992       The Pier One Building is a commercial   Leased          $3,307,281   $ 1,458,610
                 building.  The building has two major
                 tenants, who occupy over 60% of the
                 space, and several other smaller
                 tenants for the remaining space.

      1992       The Cellular One Building is a          Leased          $  751,366   $   834,132
                 commercial building constructed by
                 the Company on the north river
                 bank in Spokane.

      ------------------------------------------------------------

                                                         July 31, 1998
                                                         ----------------------------------------
                                                         Rental/         Net          Mortgage
      Date                                               Development     Carrying     or Contract
      Acquired   Description of Property                 Status          Value        Obligation
      --------   -------------------------------------   -----------     ----------   -----------
      COMMERCIAL, CONTINUED:

      1990       The Nevada-Holland property consists    Under           $  780,629   $   850,416
                 of approximately 12 remaining acres     development
                 of raw land in a location where there
                 has been substantial commercial and
                 residential development.

      1995       Birdies Golf Center, constructed on     Constructed     $2,070,994
                 14 acres of the Nevada-Holland
                 property, features  a 56-tee driving
                 and operating range, a fully con-
                 toured fairway with 5 target greens,
                 a pro shop, teaching studios and an
                 8,000-square-foot putting green.

      1991       Tanglewood Ranch Park Estates (The      Being           $1,137,546
                 Crest) in south Spokane County was      marketed
                 acquired through a judicial fore-
                 closure.  The area consisted of
                 approximately 300 acres of
                 undeveloped land.  In fiscal 1998,
                 several lots were sold, leaving
                 approximately 14 lots available for
                 sale.

      1990       The north river bank in Spokane         Sale pending    $  684,980
                 consists of a parcel of undeveloped
                 commercial real estate.

      MULTI-FAMILY HOUSING:

      1969       The Broadmoor Apartments, formerly      Occupied        $  911,056
                 the Aqua View Apartments, is a 129-
                 unit apartment complex.

      1991       The Southridge Apartments, formerly     Fully           $  432,403   $   542,424
                 the City View Apartments, is a 21-      occupied
                 unit apartment complex.

      1993       Approximately six acres in Auburn,      Being           $  167,136
                 Washington zoned for multi-family       marketed
                 housing were acquired through a
                 foreclosure.

     Projects Located Outside Spokane County, Washington:
     ----------------------------------------------------
     Additionally, the Company has other less significant investments in real estate located primarily in the state of Washington.

     Item 3.   Legal Proceedings
               -----------------
     As of July 31, 1998, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.


     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1998.


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

     (c)  Approximate Number of Holders of Common Stock.

          Common no par value -- 1,145 record holders.

     (d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 1998, the Company also has issued 7,000 shares of Redeemable Class A preferred stock owned by two holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal year ended July 31, 1998, a dividend totaling $42,000 was declared and accrued on these shares. During the fiscal years ended July 31, 1997 and 1996, dividends totaling $62,400 were declared and accrued on these shares. The dividends were paid on August 3, 1998, August 1, 1997 and August 2, 1996, respectively. These preferred shares require redemption by the Company at par value plus accrued dividends in 2004; however, the Board has proposed a plan to remove the redemption provision for $500,000 face amount (5,000 shares) of the preferred stock in connection with the redemption of $200,000 face amount (2,000 shares) in August 1998.

     Item 6.   Selected Financial Data
               -----------------------
     The following selected financial data have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.


                                                   Years Ended July 31,
                                                   -------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                   -----------   -----------   -----------   -----------   -----------
      STATEMENT OF OPERATIONS DATA:

      Rental income                                $ 2,220,979   $ 2,398,369   $ 2,714,563   $ 2,832,139   $ 2,653,958
      Interest income                                  903,718     1,005,072     1,138,935     1,375,420     1,476,881
      Gains on sales of real estate                    514,141     1,611,195       486,469       584,657       186,109
      Interest expense, net                          1,580,820     1,548,173     1,650,559     1,681,213     1,682,355
      Cumulative effect of change in
        accounting principle                                --            --            --            --       (61,894)
      Net income (loss)                               (596,936)      472,000        39,266       159,310        71,558
      Income (loss) applicable to
        common stockholders                           (757,936)      357,600       (75,134)       44,910        71,558
      Income (loss) per common share - basic
        and diluted:
          Income (loss) before cumulative effect
            of change in accounting principle             (.48)          .19          (.04)          .02           .07
          Cumulative effect of change in
            accounting principle                            --            --            --            --          (.03)
                                                   -----------   -----------   -----------   -----------   -----------
      Income (loss) per common share                      (.48)          .19          (.04)          .02           .04
                                                   ===========   ===========   ===========   ===========   ===========

      Cash dividends per common share                       --            --            --            --            --
      Weighted-average number of common
        shares outstanding                           1,591,484     1,895,105     1,938,076     1,960,746     1,977,889


                                                   Years Ended July 31,
                                                   -------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                   -----------   -----------   -----------   -----------   -----------
      BALANCE SHEET DATA (AT YEAR END):

      Contracts, mortgages and finance notes
        receivable, net                            $11,246,755   $10,971,700   $10,492,944   $13,457,896   $14,457,958
      Total assets                                  31,038,039    32,294,907    32,840,107    35,351,486    34,842,679
      Notes and contracts payable                   12,255,178    10,028,531    11,055,919    13,107,725    13,679,068
      Debentures                                     9,839,936     9,898,351     9,718,260     9,179,484     8,567,231
      Stockholders' equity                           6,647,479     9,689,896     9,397,005     9,544,017     9,563,355


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
               -----------------------------------------------------------
     GENERAL

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

     The Company engages in financing real estate collateralized contracts and loans, originating construction and interim loans, acquiring real estate that is either held for sale or developed and leased or sold and operating Birdies Golf Center as its primary activities. During the past two years, the Company has been emphasizing the development and lease of its commercial office building projects as demand for the available space in these projects has increased. Virtually all of the Company's development of these commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes.

     The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concentration in Spokane County. The Company has concentrated its efforts primarily on the development and sale of existing real estate projects to maximize the return from those investments. The Company has curtailed its contract acquisitions and now primarily originates real estate contracts to facilitate the sale of its property held for sale or development and, in fiscal 1998, began originating loans secured by real estate, including construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc.

     Birdies Golf Center (Birdies) opened to the pubic in fiscal 1996. The Company has focused on a marketing campaign to increase public awareness and attraction to the facility. In addition to its many unique amenities, Birdies has retained the services of a golf professional. Birdies is expected to contribute an increasing portion of the Company's revenues.

     The Company finances its investments in real estate and loans and operates Birdies primarily through the sale of fixed rate debentures with terms ranging from one to ten years, real estate notes or mortgages, and collateralized line-of-credit arrangements with local banks. The Company intends to continue using these funding sources in the future.

     RESULTS OF OPERATIONS

     For the years ended July 31, 1998, 1997 and 1996, the Company's net income (loss) was approximately $(597,000), $472,000 and $39,000, respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, the income (loss) applicable to common stockholders was approximately $(758,000), $358,000 and $(75,000) in fiscal 1998, 1997 and 1996, respectively.

     Rental real estate activities have decreased due to sales of rental properties. Total rental income has decreased from approximately $2,715,000 in fiscal 1996 to $2,221,000 in fiscal 1998. Reduced rental income could continue as a result of sales of some rental properties.

     The total interest income and amortization of discounts on acquired real estate contracts and loans has continued to decline from approximately $1,265,000 and $1,031,000 in fiscal 1996 and 1997, respectively, to approximately $946,000 in fiscal 1998. This decline corresponds directly with the decline in the Company's investment in real estate contracts. The Company has curtailed its real estate contract acquisition activities to concentrate its efforts in renovating and leasing commercial office buildings and developing real estate. Collections on real estate contracts have exceeded new acquisitions in each of the last three fiscal years. These funds were used to remodel and develop existing real estate projects. In the last half of fiscal 1998, the Company began originating new commercial real property construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. Loan fees and net interest income are expected to significantly increase as the loan portfolio grows.

     Gains on the sale of real estate were approximately $514,000, $1,611,000 and $486,000 in fiscal 1998, 1997 and 1996, respectively.
     The Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

     Sales of services and tangible products at Birdies were approximately $333,000 in fiscal 1998 compared to $294,000 in its first year of operations. Overall, the golf center recorded losses from operations of approximately $116,000, $189,000 and $143,000 in fiscal 1998, 1997 and 1996, respectively, primarily reflecting the initial start-up and staffing costs. The Company anticipates that the margins from its golf center will improve through increased sales and the non-recurrence of start-up costs.

     The expenses associated with rental operations have decreased to approximately $2.0 million in fiscal 1998 from approximately $2.5 million in fiscal 1996. The rental activities of the Company are expected to continue to contribute significantly to its profitability, but may be affected by sales of rental properties.

     Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $1,212,000, $1,188,000 and $1,216,000 in fiscal 1998, 1997 and 1996, respectively. The decline in interest costs from fiscal 1996 to fiscal 1997 has been primarily as a result of a decrease in outstanding average borrowings during these periods. In the last half of fiscal 1998, outstanding borrowings increased significantly due to advances drawn under the Company's lines of credit to fund the origination of construction and interim loans and in connection with notes payable issued to redeem common stock. See further discussion of this common stock redemption in Note 14 to the consolidated financial statements..

     Salaries and commissions have fluctuated in absolute dollar amounts for each of the last three fiscal years. The commencement of the Birdies operation in early fiscal 1996 contributed to an increase in the number of employees and related salaries. In fiscal 1998, additional staffing for Cornerstone Realty Advisors, Inc. increased salaries and commissions.

     In addition to the payroll related costs associated with the increase in number of employees from fiscal 1996 to fiscal 1998, general and administrative expenses in fiscal 1998 were significantly higher than fiscal 1997 due to legal fees incurred of approximately $300,000 related to a minority stockholder lawsuit. General and administrative expenses increased from fiscal 1996 to fiscal 1997 also due to a significant increase in real estate taxes for Birdies and other properties.

     The Company's effective income tax rate as a percentage of loss before income tax benefit was 29% in fiscal 1998, compared to a provision of 32% and 35% in fiscal 1997 and 1996, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1998, the Company had total stockholders' equity of approximately $6,647,000 and a total liabilities to equity ratio of
     3.60 to 1, which increased from 2.27 to 1 a year before. The increase in this ratio was due primarily to the purchase and retirement of the Company's common stock in fiscal 1998. In fiscal 1998, the Company's primary sources of funds were approximately $.6 million from the sale of real estate, $7.2 million in real estate contract collections, $.4 from the sale of debentures and $1.7 million from net line-of-credit and note borrowings. The primary uses of funds were approximately $1.7 million used for the acquisition and improvements of real estate projects, $6.5 million used to acquire new contracts and mortgage notes, $1.0 in repayment of maturing debentures, $.6 million for purchase and retirement of common stock and preferred stock, and approximately $.3 million in repayment of outstanding long-term debt. As a holder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that much of the Company's investment in real estate contracts and established real estate leases have fixed returns, as do the Company's debentures. Additionally, the Company will be affected by changes in the real estate market in Washington.

     The Company anticipates that sales of debentures and the availability of funds under its $19,000,000 line-of-credit and loan arrangements, of which only approximately $6,644,000 was outstanding at July 31, 1998, will be sufficient to fund its short- and intermediate-term needs to retire maturing debentures and mortgage obligations and continue development of its real estate projects as demand warrants and the origination of commercial real estate loans. The Company does not anticipate any significant capital expenditures during fiscal 1999, other than the completion of the remodeling of the Broadmoor Apartments.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     See Notes 1 and 6 to the consolidated financial statements for a discussion of new accounting standards.

     YEAR 2000 ISSUES

     Throughout the information technology industry, the use of two-digit fields was common practice in the design of hardware, systems software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has assessed Year 2000 risks. This assessment includes the identification of necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its financial and operational systems.

     The Company has reviewed its financial, information and operational systems in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations.

     Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. These costs and the timing in which the Company plans to complete its Year 2000 modifications are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

     The Company also faces risk to the extent that its borrowers, vendors, service providers and others with whom the Company transacts business may not comply with Year 2000 requirements. The Company will initiate formal communications with significant borrowers, vendors and service providers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties are not Year 2000 compliant, the Company's results of operations could be materially adversely affected.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------
     MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activity.

     The Company's profitability is affected by fluctuations in the interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

   The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at July 31, 1998.

                                1999        2000        2001        2002        2003        Thereafter  Balance      Fair Value
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----------
   Interest-sensitive assets:
     Contracts, mortgages,
       finance notes, and
       loans receivable         $4,296,087  $1,513,128  $1,601,842  $1,651,795  $1,705,894  $  478,009  $11,246,755  $11,246,755

   Interest-sensitive
     liabilities:
       Notes payable to banks    6,643,826                                                                6,643,826    6,643,826
       Installment contracts,
         mortgage notes and
         notes payable             288,525     310,441     334,175     360,479     387,424   3,930,308    5,611,352    5,611,352
       Debenture bonds           1,223,924   1,259,987     765,492     672,356     752,901   5,165,276    9,839,936    9,839,936

   Off-balance sheet items:
     Undisbursed loans
       receivable                  837,272                                                                  837,272      837,272



     Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal.

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

       Consolidated statements of operations

       Consolidated statements of stockholders' equity

       Consolidated statements of cash flows

       Notes to consolidated financial statements


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               -----------------------------------------------------------
     There were no disagreements on accounting issues or financial statement disclosure during the fiscal year ended July 31, 1998 or any interim period after July 31, 1998.

     REPORT OF INDEPENDENT ACCOUNTANTS


     September 18, 1998


     Board of Directors and Stockholders
     Pacific Security Companies and Subsidiaries
     Spokane, Washington


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pacific Security Companies and its subsidiaries (the Company) at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for impaired loans in fiscal 1996.

                          /s/PricewaterhouseCoopers LLP

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Balance Sheets
     July 31, 1998 and 1997


                                                 1998          1997
                                                 -----------   -----------
                     ASSETS

     Cash and cash equivalents:
       Unrestricted                              $   318,026   $   325,058
       Restricted                                     11,289        84,684
                                                 -----------   -----------
                                                     329,315       409,742
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages, finance notes
         and loans receivable, net:
           Related parties                           427,183       728,436
           Unrelated                              10,819,572    10,243,264
                                                 -----------   -----------
                                                  11,246,755    10,971,700
       Accrued interest                              391,076        91,919
       Income taxes                                  154,857       454,621
       Other                                           2,415        30,541
                                                 -----------   -----------
                                                  11,795,103    11,548,781
                                                 -----------   -----------
     Investment in rental properties, net         13,588,145    13,487,085
                                                 -----------   -----------
     Investment in golf center, net                2,070,994     2,142,247
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      2,775,542     4,039,208
       Marketable securities                          88,062        87,004
       Restricted investments                                      278,154
                                                 -----------   -----------
                                                   2,863,604     4,404,366
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    35,957        25,760
       Prepaid and other, net                        296,590       221,425
       Golf center inventories                        58,331        55,501
                                                 -----------   -----------
                                                     390,878       302,686
                                                 -----------   -----------
             Total assets                        $31,038,039   $32,294,907
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Balance Sheets, Continued
     July 31, 1998 and 1997



                                                 1998          1997
                                                 -----------   -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Notes payable to banks                    $ 6,643,826   $ 5,404,999
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                         1,028,758       191,462
           Unrelated                               4,582,594     4,432,070
                                                 -----------   -----------
                                                   5,611,352     4,623,532
                                                 -----------   -----------
       Debenture bonds                             9,839,936     9,898,351
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             207,240       246,994
         Unrelated                                 1,011,334       733,657
                                                 -----------   -----------
                                                   1,218,574       980,651
                                                 -----------   -----------
       Deferred income taxes                         586,872     1,121,478
                                                 -----------   -----------
             Total liabilities                    23,900,560    22,029,011
                                                 -----------   -----------
     Commitments and contingencies (Notes 3,
       4, 10 and 12)

     Redeemable Class A preferred stock, $100
       par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 7,000 and 9,400 shares           700,000       940,000
     Less: Net discount on issuance of
       preferred stock                              (210,000)     (364,000)
                                                 -----------   -----------
                                                     490,000       576,000
                                                 -----------   -----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Balance Sheets, Continued
     July 31, 1998 and 1997



                                                 1998          1997
                                                 -----------   -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY,
                   CONTINUED

     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated
           value; issued and outstanding,
           1,172,488 and 1,872,125 shares        $ 3,517,464   $ 5,616,375
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
       Additional paid-in capital                  1,776,951     1,906,642
       Retained earnings                           1,361,363     2,175,875
       Unrealized loss on marketable securi-
         ties, net of deferred income taxes           (8,299)       (8,996)
                                                 -----------   -----------
           Total stockholders' equity              6,647,479     9,689,896
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $31,038,039   $32,294,907
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Operations
     for the years ended July 31, 1998, 1997 and 1996

                                                             1998         1997         1996
                                                             ----------   ----------   ----------
      Income:
        Rental                                               $2,220,979   $2,398,369   $2,714,563
        Interest                                                903,718    1,005,072    1,138,935
        Loan and service fees                                    59,579       27,775
        Amortization of discounts on real estate
          contracts                                              41,992       25,856      126,044
        Gain on sales of real estate                            514,141    1,611,195      486,469
        Gain on sale of marketable securities                                              30,959
        Golf center sales (including lessons of $33,481,
          $13,527 and $31,937)                                  332,815      343,528      294,276
        Other, net                                               49,412      (32,757)     153,376
                                                             ----------   ----------   ----------
                                                             4,122,636    5,379,038     4,944,622
                                                             ----------   ----------   ----------
      Expenses:
        Rental operations:
          Depreciation and amortization                         628,149      640,105      714,474
          Interest                                              369,276      360,632      434,397
          Other                                               1,038,890    1,097,046    1,311,200
                                                             ----------   ----------   ----------
                                                              2,036,315    2,097,783    2,460,071
        Interest, net of amount capitalized                   1,211,544    1,187,541    1,216,162
        Salaries and commissions                                726,970      626,675      651,416
        General and administrative                              795,619      575,463      422,455
        Depreciation and amortization                           122,221      100,875       82,797
        Cost of golf merchandise sales                           64,540       98,105       53,503
        Uncollectible accounts                                    2,199        2,788        1,412
                                                             ----------   ----------   ----------
                                                              4,959,408    4,689,230    4,887,816
                                                             ----------   ----------   ----------
      Income (loss) before income taxes                        (836,772)     689,808       56,806
      Income tax provision (benefit)                           (239,836)     217,808       17,540
                                                             ----------   ----------   ----------
      Net income (loss)                                        (596,936)     472,000       39,266

      Less: Preferred stock dividends                           (42,000)     (62,400)     (62,400)
          Accretion of discount on preferred stock             (119,000)     (52,000)     (52,000)
                                                             ----------   ----------   ----------
      Income (loss) applicable to common stockholders        $ (757,936)  $  357,600   $  (75,134)
                                                             ==========   ==========   ==========

      Income (loss) per common share - basic and diluted     $     (.48)  $      .19   $     (.04)
                                                             ==========   ==========   ==========
      Weighted average common shares outstanding - basic
        and diluted                                           1,591,484    1,895,105    1,938,076
                                                             ==========   ==========   ==========


     The accompanying notes are an integral part of the consolidated financial statements.

   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998, 1997 and 1996

                                                                        Unrealized
                                    Additional                          Gain (Loss)
                                    Common      Paid-In     Retained    on Marketable
                                    Stock       Capital     Earnings    Securities     Total
                                    ----------  ----------  ----------  -------------  ----------
   Balances, July 31, 1995          $5,874,201  $1,747,028  $1,928,409   $   (5,621)   $9,544,017
     Net income                                                 39,266                     39,266
     Unrealized loss on market-
       able securities                                                       (9,905)       (9,905)
     Purchase and retirement
       of common stock (39,982
       shares)                        (119,946)     57,973                                (61,973)
     Cash dividend declared on
       preferred stock                                         (62,400)                   (62,400)
     Accretion of discount on
       preferred stock                                         (52,000)                   (52,000)
                                    ----------  ----------  ----------   ----------    ----------
   Balances, July 31, 1996           5,754,255   1,805,001   1,853,275      (15,526)    9,397,005
     Net income                                                472,000                    472,000
     Unrealized gain on market-
       able securities                                                        6,530         6,530
     Purchase and retirement
       of common stock (45,960
       shares)                        (137,880)     66,641                                (71,239)
     Cash dividend declared on
       preferred stock                                         (62,400)                   (62,400)
     Accretion of discount on
       preferred stock                                         (52,000)                   (52,000)
     Redemption of preferred
       stock (1,000 shares)                         35,000     (35,000)
                                    ----------  ----------  ----------   ----------    ----------
   Balances, July 31, 1997           5,616,375   1,906,642   2,175,875       (8,996)    9,689,896
     Net loss                                                 (596,936)                  (596,936)
     Unrealized gain on market-
       able securities                                                          697           697
     Purchase and retirement
       of common stock (699,637
       shares)                      (2,098,911)    (94,691)    (56,576)                (2,250,178)
     Cash dividend declared on
       preferred stock                                         (42,000)                   (42,000)
     Accretion of discount on
       preferred stock                             (35,000)    (37,500)                   (72,500)
     Redemption of preferred
       stock (2,400 shares)                                    (81,500)                   (81,500)
                                    ----------  ----------  ----------   ----------    ----------
   Balances, July 31, 1998          $3,517,464  $1,776,951  $1,361,363   $   (8,299)   $6,647,479
                                    ==========  ==========  ==========   ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     for the years ended July 31, 1998, 1997 and 1996

                                                             1998         1997         1996
                                                             ----------   ----------   ----------
      Cash flows from operating activities:
        Cash received from contracts, rentals and
          golf center sales                                  $2,690,419   $2,759,659   $3,119,937
        Interest received                                       879,135    1,003,265    1,168,493
        Cash paid to suppliers and employees                 (2,590,272)  (2,269,308)  (3,029,296)
        Interest paid, net of amounts capitalized            (1,040,047)    (995,036)  (1,141,198)
        Income taxes paid                                                   (643,000)    (112,500)
                                                             ----------   ----------   ----------
            Net cash from operating activities                  (60,765)    (144,420)       5,436
                                                             ----------   ----------   ----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                      566,628    2,032,279      259,435
        Proceeds from sales of marketable securities                                       41,553
        Collections on contracts, mortgages, finance
          notes and loans receivable                          7,208,934    2,462,229    4,166,338
        Investment in contracts, mortgages, finance
          notes and loans receivable                         (6,471,596)  (1,535,634)     (51,106)
        Additions to rental properties, property
          held for sale, property under develop-
          ment, golf center, vehicles and equipment          (1,673,150)  (1,353,211)  (2,477,696)
        Change in restricted investments and
          cash equivalents                                      351,549       11,348       84,974
        Other                                                                 16,335       28,837
                                                             ----------   ----------   ----------
            Net cash from investing activities                  (17,635)   1,633,346    2,052,335
                                                             ----------   ----------   ----------
      Cash flows from financing activities:
        Net borrowings (repayments) under
          line-of-credit agreement                            1,238,827      956,989   (2,231,388)
        Proceeds from installment contracts,
          mortgage notes and notes payable                      434,688                 1,270,858
        Payments on installment contracts,
          mortgage notes and notes payable                     (300,868)  (1,984,377)  (1,091,276)
        Proceeds from sales of debenture bonds                  340,657      447,223      863,142
        Redemption of debenture bonds                          (954,296)    (814,535)    (855,614)
        Redemption of preferred stock                          (240,000)    (100,000)
        Payment of dividends on preferred stock                 (62,400)     (62,400)     (62,400)
        Purchase and retirement of common stock                (385,240)     (71,239)     (61,973)
                                                             ----------   ----------   ----------
            Net cash from financing activities                   71,368   (1,628,339)  (2,168,651)
                                                             ----------   ----------   ----------
      Net decrease in cash and cash equivalents                  (7,032)    (139,413)    (110,880)
      Cash and cash equivalents, beginning of year              325,058      464,471      575,351
                                                             ----------   ----------   ----------
      Cash and cash equivalents, end of year                 $  318,026   $  325,058   $  464,471
                                                             ==========   ==========   ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Cash Flows, Continued for the years ended July 31, 1998, 1997 and 1996


                                                             1998         1997         1996
                                                             ----------   ----------   ----------
      Reconciliation of net income (loss) to net cash
        from operating activities:
          Net income (loss)                                  $ (596,936)  $  472,000   $   39,266
          Adjustments to reconcile net income (loss)
            to net cash from operating activities:
              Depreciation and amortization                     750,370      740,980      797,271
              Deferred income tax provision (benefit)          (534,967)     274,374     (328,187)
              Deferred financing income realized                (41,992)     (25,856)    (126,044)
              Interest accrued on debenture bonds               555,224      547,403      531,248
              Gain on sales of marketable securities                                      (30,959)
              Gain on sales of real estate                     (514,141)  (1,611,195)    (486,469)
              Uncollectible accounts                              2,199        2,788        1,412
              Change in assets and liabilities:
                Accrued interest receivable                    (299,157)      (1,808)      18,685
                Income taxes receivable                         299,764     (699,565)     228,095
                Prepaid expenses                                 35,252       61,617       52,025
                Golf center inventories                          (2,830)      27,851      (83,352)
                Accrued expenses and other liabilities          258,323       29,047     (583,245)
                Other, net                                       28,126       37,944      (24,310)
                                                             ----------   ----------   ----------
                   Net cash from operating activities        $  (60,765)  $ (144,420)  $    5,436
                                                             ==========   ==========   ==========

      Supplemental schedule of noncash investing
        and financing activities:
          Company financed sale of property                  $  486,300   $1,379,495   $1,025,648
          Accretion of discount on preferred stock              119,000       52,000       52,000
          Stock dividend declared and unpaid                     42,000       62,400       62,400
          Deferred gain recognized on sale of property           41,516      507,703
          Related party note issued in exchange for non-
            competition agreement                               125,000
          Exchange of real estate for purchase and redemp-
            tion of common shares                             1,143,500
          Notes payable issued for purchase and redemption
            of common shares                                    729,000


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Pacific Security Companies and subsidiaries (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling and leasing real properties and in financing contracts and loans, collateralized by real estate. Most of the Company's real estate activities are concentrated within the state of Washington. During the year ended July 31, 1998, the Company began originating commercial real estate loans. Additionally, the Company completed construction and commenced operations of a golf center during the year ended July 31, 1996. The golf center, located in Spokane, Washington, serves as a practice and teaching center and sells golf clubs and related golf supplies.

          A summary of the significant accounting policies followed by the Company is presented below:

            CONSOLIDATION
            -------------
            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aqua View Apartments, Inc. (operating as the Broadmoor Apartments) and Cornerstone Realty Advisors, Inc. which was formed in March 1998. All significant intercompany accounts and transactions have been eliminated.

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

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            CONTRACTS, MORTGAGES, FINANCE NOTES AND LOANS RECEIVABLE
            --------------------------------------------------------
            Contracts, mortgages, finance notes and loans receivable are stated at unpaid principal balance, plus accrued interest, less acquisition discounts, unearned loan fees and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral, in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." The adoption of this standard on August 1, 1995 did not have a material effect on the consolidated financial statements.

            Interest continues to be accrued on non-performing receivables until such amount is not expected to be recovered.

            DISCOUNTS ON CONTRACTS
            ----------------------
            The Company amortizes discounts on purchased contracts using the level-yield method over the expected term of the contracts.

            LOAN ORIGINATION FEES
            ---------------------
            Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the level interest yield method over the contractual term of each loan.

            INVESTMENT IN RENTAL PROPERTIES
            -------------------------------
            Rental properties, including land, buildings and improvements and furniture and equipment, are recorded at cost.
            Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

            Depreciation is provided on the straight-line method over estimated useful lives as summarized below:

                                                             Years
                                                             -----
              Buildings and improvements                     15-40
              Furniture and equipment                         5-10

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            INVESTMENT IN RENTAL PROPERTIES, CONTINUED
            ------------------------------------------
            Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

            INVESTMENT IN GOLF CENTER
            -------------------------
            The golf center, including land, building and improvements and furniture and equipment, is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives as summarized below:

                                                             Years
                                                             -----
              Buildings and improvements                     15-40
              Furniture and equipment                         3-10

            INTEREST CAPITALIZATION
            -----------------------
            All costs associated with self-constructed assets (including interest and real estate taxes) incurred during the construction period are capitalized. Interest costs of approximately $98,000 and $205,000 were capitalized during the years ended July 31, 1997 and 1996, respectively.

            PROPERTY HELD FOR SALE OR DEVELOPMENT
            -------------------------------------
            The Company acquires real estate through direct acquisition and foreclosures and records these assets at the lower of fair value, less estimated costs to sell, or cost. Losses on properties held for sale or development are recognized if the anticipated cash flows from disposition, less estimated selling costs, are estimated to be less than the carrying value of the related asset.

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

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            MARKETABLE SECURITIES
            ---------------------
            The Company's investments, consisting of debt and equity securities, are considered to be "available for sale" and, therefore, are carried at market value. Realized gains and losses on the sale of these marketable securities are recognized on a specific identification basis in the consolidated statement of operations in the period the securities are sold. Unrealized gains and losses are excluded from operations and reported as a separate component of stockholders' equity, net of related income taxes, until realized.

            RESTRICTED INVESTMENTS
            ----------------------
            Restricted investments in U.S. Treasury bonds are carried at amortized cost. Premiums or discounts at acquisition are amortized using the interest method over the remaining term of the investment.

            INTANGIBLE ASSETS
            -----------------
            The amount paid under a covenant not-to-compete is being amortized on a straight-line basis over the five-year term of the related agreement. Accumulated amortization at July 31, 1998 associated with this agreement was $11,441.

            VEHICLES AND EQUIPMENT
            ----------------------
            Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $198,073 and $191,547 at July 31, 1998 and 1997, respectively.
            Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

            GOLF CENTER INVENTORIES
            -----------------------
            Golf center inventories are stated at the lower of cost or estimated net realizable value using the first-in, first-out method.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            SALES OF REAL ESTATE
            --------------------
            Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition. Losses arising from sales of real estate are recognized immediately upon sale.

            INCOME TAXES
            ------------
            The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

            INCOME OR LOSS PER SHARE
            ------------------------
            Income (loss) per share - basic is computed by dividing income
            (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company did not have any potentially dilutive common shares outstanding during the years ended July 31, 1998, 1997 and 1996; therefore, diluted earnings per share amounts are identical to basic earnings per share.

            The income (loss) per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in fiscal 1998. In accordance with SFAS No. 128, all prior income (loss) per share data has been restated to conform to this presentation. Basic and diluted earnings per share amounts for periods prior to 1998 are identical in amount to primary and fully diluted earnings per share amounts that were previously presented.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            INTEREST RATE RISK
            ------------------
            The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily contracts, mortgages, finance notes and loans receivable) and liabilities (primarily notes payable to banks, installment contracts, mortgage notes and notes payable and debenture bonds) are subject to interest rate risk. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

            COMPREHENSIVE INCOME
            --------------------
            In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the application of this statement will have a material effect on the presentation of its financial statements.

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

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      2.  RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS:

          At July 31, 1998 and 1997, the Company holds cash and cash equivalents and investments which are restricted for the following purposes:

                                                     1998          1997
                                                     -----------   ----------------------
                                                     Cash and      Cash and      U.S.
                                                     Cash          Cash          Treasury
                                                     Equivalents   Equivalents   Notes
                                                     -----------   -----------   --------
              Tenant security deposits                $ 11,289      $ 13,250
              Mortgage reserves                                                    21,437
              Apartment complex replacement
                 reserve required by the Depart-
                 ment of Housing and Urban Develop-
                 ment (HUD)                                           36,558     $129,330
              Apartment complex residual receipts
                 as required by HUD                                   13,439      148,824
                                                      --------      --------     --------
                                                      $ 11,289      $ 84,684     $278,154
                                                      ========      ========     ========

          The U.S. Treasury notes held in the replacement and residual receipt reserves at July 31, 1997 bore interest at 5.75% to 6.00%. The restricted investments were liquidated upon full repayment of the related mortgage loan during the year ended July 31, 1998.


      3.  CONTRACTS, MORTGAGES AND FINANCE NOTES AND LOANS RECEIVABLE:

          The components of contracts, mortgages, finance notes and loans receivable at July 31, 1998 and 1997 are as follows:

                                                  1998         1997
                                                  -----------  -----------
            Contracts, mortgages and finance
              notes receivable                    $ 7,293,800  $11,154,805
            Originated loans receivable             4,931,340
            Undisbursed portion of loans
              receivable                             (837,272)
            Discounts, net                           (141,113)    (183,105)
                                                  -----------  -----------
            Contracts, mortgages, finance notes
              and loans receivable, net           $11,246,755  $10,971,700
                                                  ===========  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      3.  CONTRACTS, MORTGAGES AND FINANCE NOTES AND LOANS RECEIVABLE,
          CONTINUED:

          One contract and two individual loans included above each represent approximately 15%, 13% and 13%, respectively, of the total outstanding contracts, mortgages, finance notes and loans receivable at July 31, 1998.

          At July 31, 1998 and 1997, the aging of amounts due on contracts, mortgages, finance notes and loans receivable was as follows:

                                                  1998         1997
                                                  -----------  -----------
            Current                               $11,081,593  $11,049,018
            31 to 60 days                              53,552       46,506
            60 to 90 days                                            9,756
            Over 90 days                              252,723       49,525
                                                  -----------  -----------
                                                   11,387,868   11,154,805
            Less unearned acquisition discounts      (141,113)    (183,105)
                                                  -----------  -----------
                                                  $11,246,755  $10,971,700
                                                  ===========  ===========

          Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. At July 31, 1998 and 1997, the fair value of the underlying collateral, net of selling costs, is estimated to be greater than the carrying value of the related receivables, and thus, no allowance for loss has been provided. The receivables are collateralized primarily by residential and commercial real estate located in the Pacific Northwest. These estimates can be affected by changes in the economic environment in the Pacific Northwest and the resultant effect on real estate values. As a result of changing economic conditions, the amount of the allowance for loan losses could change in the near term.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      4.  INVESTMENTS IN RENTAL PROPERTIES:

          Following is a summary of investments in rental properties at July 31, 1998 and 1997:

                                                  1998         1997
                                                  -----------  -----------
            Land                                  $ 2,417,729  $ 2,467,862
            Buildings and improvements             16,130,418   15,780,141
            Furniture and equipment                 1,166,014      945,714
                                                  -----------  -----------
                                                   19,714,161   19,193,717
            Less accumulated depreciation          (6,126,016)  (5,706,632)
                                                  -----------  -----------
                                                  $13,588,145  $13,487,085
                                                  ===========  ===========

          The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of July 31, 1998:

            Year Ending
              July 31,
            -----------
               1999                               $ 1,384,809
               2000                                 1,006,180
               2001                                   798,971
               2002                                   614,745
               2003                                   452,390
            Thereafter                                 98,150
                                                  -----------
            Total minimum future rentals          $ 4,355,245
                                                  ===========

          These properties are primarily located in the greater Spokane, Washington geographical area. Losses on investments in rental properties are recognized if the anticipated cash flows from operations or the sale of the rental property, net of selling costs, are estimated to be less than the carrying value of the related asset. These estimates can be affected by changes in the economic environment of the Spokane, Washington area and the resultant effect on the real estate rental and property values. As a result of changing economic conditions, these estimates could change in the near term.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      4.  INVESTMENTS IN RENTAL PROPERTIES, CONTINUED:

          At July 31, 1997, the sales of certain rental property and land were subject to sales contracts, but had not met the criterion to be recorded as a sale. Therefore, the deposit method of accounting for these sales was applied, resulting in the classification of approximately $159,000 as investments in rental properties at July 31, 1997. At July 31, 1997, the Company had deferred gains of approximately $41,000 associated with these sales. These gains were recognized during the year ended July 31, 1998 when the criterion for a sale was met.


      5.  INVESTMENT IN GOLF CENTER:

          The Company constructed Birdies Golf Center (Birdies), which features a 56-tee driving range, a fully lighted, contoured fairway with 5 target greens, a pro shop, teaching studios and an 8,000-square-foot putting green.

          The following is a summary of the investment in the golf center at July 31, 1998 and 1997:

                                                  1998         1997
                                                  -----------  -----------
            Land                                  $   350,000  $   350,000
            Building and improvements               1,696,175    1,687,503
            Furniture and equipment                   271,896      259,757
                                                  -----------  -----------
                                                    2,318,071    2,297,260
            Less accumulated depreciation            (247,077)    (155,013)
                                                  -----------  -----------
                                                  $ 2,070,994  $ 2,142,247
                                                  ===========  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      6.  BUSINESS SEGMENT REPORTING:

          Information about the Company's separate business segments and in total as of and for the years ended July 31, 1998, 1997 and 1996 is as follows:

                                                  Real Estate
                                     Birdies      Rental and
                                     Golf         Receivable
                                     Center       Operations   Total
                                     -----------  -----------  -----------
            1998:
              Revenue                $   332,815  $ 3,789,821  $ 4,122,636
              Loss from operations      (116,400)    (720,372)    (836,772)
              Identifiable assets,
                net                    2,129,325   28,908,714   31,038,039
              Depreciation and
                amortization              96,190      654,180      750,370
              Capital expenditures        27,873    1,645,277    1,673,150

            1997:
              Revenue                $   343,528  $ 5,035,510  $ 5,379,038
              Income (loss) from
                operations              (189,429)     879,237      689,808
              Identifiable assets,
                net                    2,197,928   30,096,979   32,294,907
              Depreciation and
                amortization              82,507      658,473      740,980
              Capital expenditures       108,103    1,245,108    1,353,211

            1996:
              Revenue                $   294,276  $ 4,650,346  $ 4,944,622
              Income (loss) from
                operations              (142,848)     199,654       56,806
              Identifiable assets,
                net                    2,207,582   30,632,525   32,840,107
              Depreciation and
                amortization              72,506      724,765      797,271
              Capital expenditures       854,937    1,622,759    2,477,696

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined the effect that the application of this Statement will have on its consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      7.  MARKETABLE SECURITIES:

          A summary of investments in marketable securities at July 31, 1998 and 1997 is as follows:

                                                   1998                               1997
                                                   --------------------------------   --------------------------------
                                                                           Market/                            Market/
                                                              Unrealized   Carrying              Unrealized   Carrying
                                                   Cost       Loss         Value      Cost       Loss         Value
                                                   --------   ----------   --------   --------   ----------   --------
              Marketable equity securities         $ 41,235    $(12,573)   $ 28,662   $ 41,235    $(13,631)   $ 27,604
              Debt securities                        59,400                  59,400     59,400                  59,400
                                                   --------    --------    --------   --------    --------    --------
                                                   $100,635    $(12,573)   $ 88,062   $100,635    $(13,631)   $ 87,004
                                                   ========    ========    ========   ========    ========    ========

          The debt securities matured during the year ended July 31, 1998. In connection with the reorganization of the issuer, these securities are expected to be paid in the year ending July 31, 1999 at the full principal amount.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      8.  NOTES PAYABLE TO BANKS:

          Notes payable to banks consisted of the following at July 31, 1998 and 1997:

                                                    1998        1997
                                                    ----------  ----------

            U.S. Bank of Washington, short-term
              line of credit, $8,000,000 commit-
              ment, interest at the prime rate
              plus 0.375%, expires December 15,
              1998, collateralized by contracts,
              mortgages and finance notes
              receivable                            $4,163,189  $5,404,999
            U.S. Bank of Washington, line of
              credit, $3,000,000 commitment,
              interest at the prime rate plus
              0.375%, expires December 15, 1998,
              collateralized by loans receivable     1,435,327
            Western Bank, line of credit,
              $8,000,000 commitment, interest at
              the prime rate plus 0.50%, expires
              December 1, 1998, collateralized
              by contracts and loans receivable      1,045,310
                                                    ----------  ----------
                                                    $6,643,826  $5,404,999
                                                    ==========  ==========

          The prime rate referenced on the above notes was 8.50% at July 31, 1998.


      9.  INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE:

          Installment contracts, mortgage notes and notes payable consist of the following at July 31, 1998 and 1997:

                                                    1998        1997
                                                    ----------  ----------
            Installment contracts and mortgage
              notes payable, interest at 7.0% to
              9.0%, aggregate monthly payments,
              including interest of $54,269,
              mature 1999 through 2021, collatera-
              lized by various properties           $4,643,887  $4,482,251

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


      9.  INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE:

                                                    1998        1997
                                                    ----------  ----------

            Notes payable to former stockholders,
              interest at 7.0%, aggregate monthly
              payments, including interest of
              $5,317, mature 2003, collateralized
              by property                           $  850,416

            Other notes payable                        117,049  $  141,281
                                                    ----------  ----------
                                                    $5,611,352  $4,623,532
                                                    ==========  ==========

          Scheduled future maturities of contracts, mortgage notes and notes payable are as follows:

            Year Ending
              July 31,
            -----------
               1999                               $   288,525
               2000                                   310,441
               2001                                   334,175
               2002                                   360,479
               2003                                   387,424
            Thereafter                              3,930,308
                                                  -----------
                                                  $ 5,611,352
                                                  ===========

          The following assets were pledged as collateral for contracts, mortgage notes and notes payable at July 31, 1998 and 1997:

                                                  1998         1997
                                                  -----------  -----------
            Contracts receivable                  $ 4,438,446  $ 3,952,479
            Rental properties                       4,905,085    8,116,950
                                                  -----------  -----------
                                                  $ 9,343,531  $12,069,429
                                                  ===========  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     10.  DEBENTURE BONDS:

          The Company has issued unsecured investment bonds to residents of the state of Washington under the Securities Act of Washington. The proceeds have been primarily used in making funds available for contracts and loans and the development, improvement and acquisition of commercial real property.

          The outstanding bonds have original maturities ranging from one to ten years and the interest rates vary depending upon the maturity.

          Outstanding bonds by interest rate categories were as follows at July 31, 1998 and 1997:

            Bond Interest Rate                    1998         1997
            ------------------                    -----------  ------------
                  5.75%                           $   141,530  $   354,502
                  6.00                                132,803
                  6.25                                 29,490      148,258
                  6.50                                535,561      577,675
                  7.00                                 65,618      517,146
                  7.25                                176,345      325,088
                  7.50                              1,669,324    1,712,455
                  7.75                                756,709      473,967
                  8.00                                788,032      722,011
                  8.25                                964,264      636,594
                  8.50                              1,416,790    1,384,274
                  8.75                                341,911      331,323
                  9.00                              1,721,023    1,644,000
                  9.25                                314,511      334,996
                  9.50                                753,906      707,069
                 10.00                                 14,531       13,164
                 10.50                                 11,403       10,280
                 11.00                                  6,185        5,549
                                                  -----------  -----------
                                                  $ 9,839,936  $ 9,898,351
                                                  ===========  ===========

          The weighted average annual interest rate on outstanding debentures at July 31, 1998 and 1997 was 8.19% and 8.06%, respectively.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     10.  DEBENTURE BONDS, CONTINUED:

          Estimated future contractual maturities of outstanding debenture bonds are as follows:

            Year Ending
              July 31,
            -----------
               1999                               $ 1,223,924
               2000                                 1,259,987
               2001                                   765,492
               2002                                   672,356
               2003                                   752,901
            Thereafter                              5,165,276
                                                  -----------
                                                  $ 9,839,936
                                                  ===========

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

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     10.  DEBENTURE BONDS, CONTINUED:

               -- A discussion of the efforts which have been made during the quarter to transfer a receivable from Washington Capital, Inc. (WCI), a related party (see Note 14), to an unaffiliated entity.

          The permit was renewed for an additional one year upon its expiration in November 1997. However, the Company's continued ability to sell additional debentures is dependent upon its compliance with the preceding conditions.


     11.  INCOME TAXES:

          The components of the income tax provision (benefit) are as follows:

                                     1998         1997         1996
                                     -----------  -----------  -----------
            Current                  $   295,131  $   (56,566) $   345,727
            Deferred                    (534,967)     274,374     (328,187)
                                     -----------  -----------  -----------
                                     $  (239,836) $   217,808  $    17,540
                                     ===========  ===========  ===========

          The components of the net deferred tax liability at July 31, 1998 and 1997 are as follows:

                                     Assets       Liabilities  Total
                                     -----------  -----------  -----------
            1998:
              Depreciation                        $  (324,403) $  (324,403)
              Installment gains                      (330,106)    (330,106)
              Unrealized losses
                on marketable
                securities           $     4,274                     4,274
              Accrued expenses            46,297                    46,297
              Other, net                  17,066                    17,066
                                     -----------  -----------  -----------
                                     $    67,637  $  (654,509) $  (586,872)
                                     ===========  ===========  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     11.  INCOME TAXES, CONTINUED:

                                     Assets       Liabilities  Total
                                     -----------  -----------  -----------
            1997:
              Depreciation                        $  (318,282) $  (318,282)
              Installment gains                      (854,093)    (854,093)
              Unrealized losses
                on marketable
                securities           $     4,635                     4,635
              Accrued expenses            35,317                    35,317
              Other, net                  10,945                    10,945
                                     -----------  -----------  -----------
                                     $    50,897  $(1,172,375) $(1,121,478)
                                     ===========  ===========  ===========

          The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax income (loss). The reasons for the differences are:

                                   1998        %         1997        %         1996        %
                                   ---------   -------   ---------   -------   ---------   -------
              Computed statutory
                 provision
                 (benefit)         $(284,502)  (34.0)%   $ 234,535    34.0%    $  19,314    34.0%
              Meals and enter-
                 tainment                801     0.1           861     0.1         1,280     1.3
              Change in tax
                 estimates                                 (17,588)   (2.5)
              Nondeductible
                 stockholder
                 legal expenses       51,000     6.1
              Effect of graduated
                 tax rate              5,941     0.7
              Other                  (13,076)   (1.6)                             (3,054)   (5.4)
                                   ---------   -----     ---------   -----     ---------   -----
                                   $(239,836)  (28.7)%   $ 217,808    31.6%    $  17,540    35.0%
                                   =========   =====     =========   =====     =========   =====

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     12.  REDEEMABLE PREFERRED STOCK:

          In fiscal 1995, the Company issued 10,400 shares of $100 par value redeemable Class A preferred stock. The Company has the right to redeem any shares after three years from the date of issuance. During the years ended July 31, 1998 and 1997, the Company redeemed 2,400 and 1,000 shares, respectively, of the preferred stock at par. However, all shares are required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock is being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount was $37,500 in the year ended July 31, 1998 and $52,000 in each of the years ended July 31, 1997 and 1996. The accretion of the discount on the shares redeemed during the years ended July 31, 1998 and 1997 was $81,500 and $35,000, respectively.

          Each share of Class A Preferred Stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the preferred stock was $742,000 and $996,400 at July 31, 1998 and 1997, respectively.

          The 6% annual dividends on the Class A preferred stock are cumulative. Dividends of $42,000, $62,400 and $62,400 were declared on the preferred stock during the years ended July 31, 1998, 1997 and 1996, respectively, and were paid subsequent to each respective year end.


          At July 31, 1998, preferred stock with a face value of $400,000 has been pledged as collateral for a contract receivable from WCI (see Note 14). In August 1998, $200,000 (2,000 shares) of preferred stock was redeemed at par value and the contract receivable from WCI was satisfied in full. In connection with this redemption, the Board of Directors of the Company has proposed a plan to remove the redemption provision on the remaining 5,000 shares of outstanding preferred stock.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     13.  COMMON STOCK:

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


     14.  RELATED-PARTY TRANSACTIONS:

            LITIGATION SETTLEMENT
            ---------------------
            On January 5, 1998, in connection with pending litigation between the Company and all of the Company's officers and directors and certain minority stockholders of the Company ("the Minority Stockholders"), who are children of Wayne E. Guthrie, the Company's Chief Executive Officer and largest individual Company common stockholder, the Company agreed to settle all claims of the Minority Stockholders and redeem all Company common shares held by the Minority Stockholders by paying approximately $317,000 in cash, distributing Company real property with an estimated fair value of $643,500 and the issuance of notes payable, bearing interest at 7% per annum, aggregating approximately $729,000. The Company acquired 408,419 of its common shares pursuant to this agreement, which were retired. In addition, the Company obtained a covenant not-to-compete for five years from one of the Minority Stockholders in return for the issuance of a $125,000 note payable bearing interest at 7% per annum. Concurrently, certain Company officers and directors issued notes payable aggregating approximately $236,000 to one of the Minority Stockholders. In connection with the settlement, the Company also agreed to reimburse the Minority Stockholders for legal costs aggregating $150,000. Total expenses incurred by the Company during the year ended July 31, 1998 related to this settlement were approximately $300,000.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            YELLOWFRONT BUILDING
            --------------------
            On July 31, 1998, the Company transferred its ownership of the Yellowfront Building, a commercial property located in Coeur d'Alene, Idaho, to a family trust formed by Wayne E. Guthrie in exchange for 200,000 shares of Class A common stock. The transfer was recorded at the fair value of the property and resulted in a net gain to the Company of approximately $420,000.

            CONTRACTS AND NOTES RECEIVABLE
            ------------------------------
            Certain former stockholders are indebted to the Company on contracts or notes with the following terms:

                                                       1998       1997
                                                       --------   --------
              Note secured by real estate or common
                stock, bearing interest at 12.5%
                (prime plus 4%)                        $227,183   $250,343
              Notes secured by real estate and common
                stock; interest at 8.5% to 13.75%                   27,985
                                                       --------   --------
                                                       $227,183   $278,328
                                                       ========   ========

            HERITAGE VILLAGE APARTMENT COMPLEX
            ----------------------------------
            On February 1, 1974, Wayne E. Guthrie and his wife, Constance Guthrie, purchased the Heritage Village apartment complex located in King County, Washington for $2,100,000 from Pacific National Capital Company (which subsequently merged into Pacific Security Companies). The purchase was partially seller-financed by a real estate contract bearing interest at 8% in an original amount of $2,060,000. This contract was assigned to WCI in 1990 (see below). The balance owed on this contract was $200,000 and $450,109 on July 31, 1998 and 1997,
            respectively. The taxable gain on this sale was $932,348. The balance owed was paid in full in August 1998.

            On August 1, 1976, Wayne E. Guthrie and Constance Guthrie sold the Heritage Village apartment complex for $2,650,000 to Security Savesco, Inc., which subsequently merged with Pacific Security Companies in 1985 and had its name changed to Pacific Security Companies.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            HERITAGE VILLAGE APARTMENT COMPLEX, CONTINUED
            ---------------------------------------------
            On November 29, 1979, Security Savesco, Inc. sold the Heritage Village apartment complex for $6,000,000 to a non-related party. The sale was partially seller-financed by a real estate contract bearing interest at 9% in an original amount of $5,200,000. The balance owed on this contract was paid in full during the year ended July 31, 1998.

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

            The assignment of the contracts receivable from officers/ directors/stockholders of the Company was made at no gain or loss as WCI executed installment notes payable to the Company for the same principal amounts and interest rates as the contracts assigned to WCI. At July 31, 1998 and 1997, the only significant assets and liabilities of WCI were the contracts receivable and the installment contract payable to the Company.

            In July 1994, Wayne E. Guthrie and/or WCI pledged $800,000 face value of the Company's Class A Preferred Stock (see Note 12) to guarantee performance and full payment of any account that he or WCI may owe to the Company. As a result of the redemption of preferred shares during the years ended July 31, 1998 and 1997, the pledge was adjusted to $400,000 face value of the Company's Class A Preferred Stock.

            The contract receivable by the Company from WCI had balances outstanding of $200,000 and $450,109 at July 31, 1998 and 1997,
            respectively. This contract was repayable in $15,000 monthly installments and bore interest at 8% per annum. The contract was satisfied in full subsequent to July 31, 1998 in connection with the redemption of preferred shares (see Note 12).

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            WASHINGTON CAPITAL, INC. (WCI), CONTINUED
            -----------------------------------------
            The Securities Act of Washington prohibits a debenture company's officers, directors or controlling persons from directly or indirectly borrowing funds from a debenture company or from indirectly or directly owning real property upon which the debenture company holds a mortgage, deed of trust or property contract. The Securities Division takes the position that the holding of these receivables, whether by the Company or WCI, violates this provision of the Securities Act.

            INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE
            -------------------------------------------------------
            At July 31, 1998 and 1997, the following related-party notes payable were outstanding:

                                                                       Interest   Monthly
                                             1998         1997         Rate       Payment
                                             ----------   ----------   --------   -------
                 John Guthrie                $  496,618                  7.00%     $2,917
                 Linda Welden                   176,899                  7.00%      1,200
                 Robert Guthrie                 176,899                  7.00%      1,200
                 Wayne E. Guthrie               176,658   $  188,109     6.75%      2,000
                 John Guthrie                     1,684        3,353     9.00%        219
                                             ----------   ----------
                                             $1,028,758   $  191,462
                                             ==========   ==========

            The scheduled future maturities of these notes are as follows:

              Year Ending
                July 31,
              -----------
                 1999                             $    22,412
                 2000                                  32,394
                 2001                                 355,662
                 2002                                  35,642
                 2003                                 477,170
              Thereafter                              105,478
                                                  -----------
                                                  $ 1,028,758
                                                  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            DEBENTURE BONDS
            ---------------
            Included in debenture bonds at July 31, 1998 and 1997 is approximately $135,000 and $199,000, respectively, that is payable to related parties. These bonds bear interest at the prevailing market rate on the date of purchase.

            ACCRUED EXPENSES AND OTHER LIABILITIES
            --------------------------------------
            At July 31, 1998 and 1997, the following demand notes were payable to related parties:

                                    1998                1997
                                    ------------------  ------------------
                                              Interest            Interest
                                    Amount    Rate      Amount    Rate
                                    --------  --------  --------  --------
              Wayne E. Guthrie      $ 82,990    7.50%   $138,546    8.25%
              Constance Guthrie       99,996    7.50      97,288    8.25
              Other stockholders      24,254    7.50      11,160    8.25
                                    --------            --------
                                    $207,240            $246,994
                                    ========            ========

            INTEREST INCOME AND EXPENSE
            ---------------------------
            The approximate amount of related-party interest income and expense included in the accompanying consolidated statements of operations during the years ended July 31, 1998, 1997 and 1996 is as follows:

                                                 1998     1997     1996
                                                 -------  -------  -------
              Interest income                    $53,000  $68,000  $90,000
              Interest expense                    64,000   36,000   35,000

            SALE OF REAL ESTATE
            -------------------
            On December 1, 1979, Pacific Security Companies sold land and a mini-warehouse business to Security Savesco, Inc., an equity method investee. Security Savesco, Inc. merged with Pacific Security Companies in 1985 and had its name changed to Pacific Security Companies. The gain on the sale of the property was $727,703. The gain, net of $220,000 of income taxes, was deferred for financial statement purposes until the property was sold to an unrelated entity. During the year ended July 31, 1997, the property was sold and the net deferred gain of $507,703 was recognized in the statement of operations.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


     15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

            DEBENTURE BONDS, CONTRACTS RECEIVABLE AND INSTALLMENT CONTRACTS PAYABLE - Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 1998 and 1997, the carrying values of these financial instruments approximated their fair values.

            NOTES PAYABLE TO BANKS - Fair value approximates the carrying value because the notes bear variable interest rates.

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

     PART III


     Item 10.  Directors and Executive Officers of the Registrant
               --------------------------------------------------

     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following information as of July 31, 1998 is provided with respect to each director and executive officer of the Company:

                                    Year First    Term as
                                    Elected as    Director
      Name                    Age   Director      Expires in   Position (date elected to position)
      ---------------------   ---   ----------    ----------   --------------------------------------------
      Wayne E. Guthrie        78    1970          1999         Chairman of the Board and Chief Executive
                                                               Officer (January 17, 1970); Director

      Kevin M. Guthrie        43    1980          2001         Vice President (May 2, 1985); Director

      David L. Guthrie        34    1987          2001         Vice President (September 1, 1989); Director

      Donald J. Migliuri      51    1992          1998         Secretary/Treasurer (May 29, 1990); Director

      Raymond J. Fisher       75    1970          1999         Director

      Constance M. Guthrie    64    1981          1999         Director

      Robert N. Codd          68    1994          2001         Director

      Julian Guthrie          33    1998          2001         Director


     FAMILY RELATIONSHIPS

     Kevin M. Guthrie, David L. Guthrie and Julian Guthrie are the children of Wayne E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

     BUSINESS EXPERIENCE

     Wayne E. Guthrie, Chairman of the Board of Pacific Security Companies. Mr. Guthrie is also Chairman of the Board of Aqua View Apartments, Inc., a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 50 years of experience in areas of construction, financing of real estate and personal property, and real estate investments.

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

     Donald J. Migliuri, Treasurer of Pacific Security Companies since 1990 and Secretary since 1991. Mr. Migliuri is a Certified Public Accountant and has served as an accounting officer with various diversified financial services companies for over 18 years. He also is a certified management accountant (CMA) and has a Masters degree in Business Administration.

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

     Julian Guthrie. Ms. Guthrie is a reporter for the San Francisco Examiner. She covered general news for the paper for two years and last year was named education reporter, responsible for covering all education issues in the Bay Area. Before that, she was senior editor of a lifestyle managzine in San Francisco and also worked as a freelance writer for the Examiner, covering breaking business, political and lifestyle stories. She currently lives in San Francisco.

     Item 11.  Executive Compensation
               ----------------------

     REMUNERATION OF DIRECTORS AND OFFICERS

     The following table lists, on an accrual basis, for each of the three years ended July 31, 1998, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 1998:


                                                                   Annual Compensation*
      Name of Individual                                           --------------------
      or Number of                                       Fiscal
      Persons in Group    Capacities in Which Served     Year      Salary      Bonus
      ------------------  ----------------------------   ------    --------    --------
      David L. Guthrie    Vice President and Director    1998      $ 98,580    $ 10,000

      Kevin M. Guthrie    Vice President and Director    1998      $ 98,862    $ 10,000

      Officers and                                       1998      $382,223    $ 25,000
      Directors
      as a group (5)


     The Company has no qualified or nonqualified stock option plans as of July 31, 1998.

     *Annual compensation did not exceed $100,000 in 1996 and 1997.


     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management
               ---------------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than 5% of any class of the Company's voting shares on July 31, 1998: none.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT
          The following table sets forth as of July 31, 1998 information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                                     Amount and
                                                                     Nature of
              Title                                                  Beneficial   Percent
              of Class       Name of Beneficial Owner                Ownership    of Class
              ------------   -------------------------------------   ----------   --------
              Common stock   Wayne E. Guthrie                         182,870      15.60%
              Common stock   Constance Guthrie                        105,043       8.96
              Common stock   Kevin Guthrie                            222,718      18.99*
              Common stock   David Guthrie                            222,718      18.99*
              Common stock   Julian Guthrie                           196,838      16.79
                                                                      -------     ------
              Common stock   All directors and officers as a group    930,187      79.33%
                                                                      =======     ======
              Preferred
                stock        Wayne E. Guthrie                           4,000      57.10
              Preferred
                stock        Wayne E. or Constance Guthrie              2,000      28.60
              Preferred
                stock        Constance Guthrie                          1,000      14.30
                                                                      -------     ------
              Preferred
                stock        All directors and officers as a group      7,000     100.00%
                                                                      =======     ======

      * Additionally, these parties exercise voting rights over an additional 1.31% of this class through the holdings of their minor children.


     Item 13.  Certain Relationships and Related Transactions
               ----------------------------------------------
     Transactions with Company officers, directors and stockholders and other related parties are summarized in Notes 12 and 14 to the consolidated financial statements included herein.

     PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K
               ------------------------------------------------------

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

              Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K during the last quarter:
              None

     REPORT OF INDEPENDENT ACCOUNTANTS ON
     FINANCIAL STATEMENT SCHEDULES


     September 18, 1998


     Board of Directors and Stockholders
     Pacific Security Companies and Subsidiaries
     Spokane, Washington


     Our report on the consolidated financial statements of Pacific Security Companies and subsidiaries is included on page 13 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                          /s/PricewaterhouseCoopers LLP

  PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
  Schedule III

  Real Estate and Accumulated Depreciation
  July 31, 1998

                                                                                                                   Life on Which
                                                                                                                   Depreciation
                                                       Cost                                                        in Latest
                                                       Capitalized     Amount at                                   Income
                                                       Subsequent      Which Carried       Accumulated   Date      Statement
  Description               Encumbrance  Initial Cost  to Acquisition  at Close of Period  Depreciation  Acquired  isComputed
  ------------------------  -----------  ------------  --------------  ------------------  ------------  --------  -------------
  Residential and commer-
   cial properties:
    Rental buildings and
     improvements:
      SPOKANE, WASHINGTON
        N. 10 Post Street
         (Peyton Bldg.)     $   756,042  $ 2,209,343    $ 3,342,008       $ 5,551,351      $ 1,598,798   1979       25-40 years
        S. 10 Washington
         (Hutton Bldg.)                    1,498,769      3,754,253         5,253,022        1,723,895   1979       25-40 years
        Broadmoor Apart-
         ments                             1,385,074        656,761         2,041,835        1,130,779   1969          40 years
        W. 102 Indiana          599,150      663,031                          663,031          248,996   1984          30 years
        South Ridge
         Apartments             542,424      440,028         75,276           515,304          116,422   1991          25 years
        Pier One Building     1,458,610    1,194,017      2,771,167         3,965,184          673,195   1992       25-40 years
        Cellular One
         Building               834,132      950,373         (2,811)          947,562          196,197   1992          25 years
        Birdies Golf
         Center                            1,972,752         73,423         2,046,175          153,730   1995       15-40 years
      Furniture related
       to above                              540,237        508,531         1,048,768          531,081   Various    Various
                            -----------  -----------    -----------       -----------       ----------
                            $ 4,190,358  $10,853,624    $11,178,608       $22,032,232       $6,373,093
                            ===========  ===========    ===========       ===========       ==========

    PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
    Schedule III, CONTINUED


     Real Estate and Accumulated Depreciation
     July 31, 1998


     Real estate:
       Balance at beginning of period                          $21,038,629
       Additions during period:
         Purchases and capitalized costs                           932,815
         Sales recognized under deposit method                     340,511
       Deductions during period:
         Cost of real estate sold                                 (281,723)
                                                               -----------
       Balance at close of period                              $22,032,232
                                                               ===========

     Accumulated depreciation:
       Balance at beginning of period                          $ 5,861,645
       Depreciation for the year                                   718,277
       Charges to accumulated depreciation related to
         real estate investments sold, net of other
         adjustments                                              (206,829)
                                                               -----------
     Balance at close of period                                $ 6,373,093
                                                               ===========

  PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
  SCHEDULE IV

  Mortgage Loans on Real Estate
  July 31, 1998

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                   Loans Subject
                                                                                         Face         Carrying     to Delinquent
                               Interest    Maturity  Periodic                            Amount of    Amount of    Principal
  Description                  Rate        Date      Payment Terms          Prior Liens  Mortgages    Mortgages    or Interest
  ---------------------------  ----------  --------  ---------------------  -----------  -----------  -----------  -------------
  Real estate contract on
   apartment complex
   (Evergreen Town House)      9%          2023      $16,973 per month,
                                                     including interest                  $ 1,682,209  $ 1,682,209

  Loan (WAM)                   Prime + 3%  1999      Interest only monthly                 1,435,328    1,435,328

  Loan (Bengreen)              Prime + 3%  1999      Interest only monthly                 1,426,098    1,426,098

  Loan (Decaro)                Prime + 4%  1998      Interest only monthly                 1,042,198    1,042,198

  Real estate contract on
   apartment building (East
   Valley Terrace)             9.50%       2002      $8,492 per month,
                                                     including interest                      957,828      957,828

  Finance note                 11.50%      2002      $5,900 per month,
                                                     including interest                      496,220      496,220

  Real estate contract on
   Walker-McGough Building     8.50%       2016      $3,600 per month,
                                                     including interest                      389,958      389,958
  Other mortgage contracts
   and notes receivable,
   none of which individu-
   ally exceed 3% of the
   total carrying value of
   mortgages                   Various     Various   Various                               3,958,029    3,816,916
                                                                                         -----------  -----------
                                                                                         $11,387,868  $11,246,755
                                                                                         ===========  ===========

  PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
  SCHEDULE IV, CONTINUED

  Mortgage Loans on Real Estate
  July 31, 1998

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                   Loans Subject
                                                                                         Face         Carrying     to Delinquent
                               Interest    Maturity  Periodic                            Amount of    Amount of    Principal
  Description                  Rate        Date      Payment Terms          Prior Liens  Mortgages    Mortgages    or Interest
  ---------------------------  ----------  --------  ---------------------  -----------  -----------  -----------  -------------
  Balance at beginning of
   period                                                                                             $10,971,700

  Additions during period:
   Mortgage loans originated
   and purchased                                                                         $ 7,444,196
  Contract discounts realized                                                                 41,992
                                                                                         -----------
                                                                                                        7,486,188
  Deductions during period:
   Collections of principal
    and contract payoffs                                                                   7,208,934
   Uncollectible accounts                                                                      2,199    7,211,133
                                                                                         -----------  -----------

  Balance at end of period                                                                            $11,246,755
                                                                                                      ===========

     SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Companies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC SECURITY COMPANIES
                                        (Registrant)

     Dated: October 27, 1998            By: /s/ Wayne E. Guthrie
            -----------------------         -----------------------------
                                            Wayne E. Guthrie
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Capacity                 Date
     -----------------------  -----------------------  ----------------

     /s/Wayne E. Guthrie      Chief Executive Officer  October 27, 1998
     -----------------------  and Director             ----------------
     Wayne E. Guthrie


     /s/Donald J. Migliuri    Secretary-Treasurer      October 27, 1998
     -----------------------  Chief Financial Officer  ----------------
     Donald J. Migliuri


     /s/Kevin M. Guthrie      Vice-President and       October 27, 1998
     -----------------------  Director                 ----------------
     Kevin M. Guthrie


     /s/David L. Guthrie      Vice-President and       October 27, 1998
     -----------------------  Director                 ----------------
     David L. Guthrie


     /s/Constance M. Guthrie  Director                 October 27, 1998
     -----------------------                           ----------------
     Constance M. Guthrie


     /s/Raymond J. Fisher     Director                 October 27, 1998
     -----------------------                           ----------------
     Raymond J. Fisher


     /s/Robert N. Codd        Director                 October 27, 1998
     -----------------------                           ----------------
     Robert N. Codd

     /s/Julian Guthrie        Director                 October 27, 1998
     -----------------------                           ----------------
     Julian Guthrie