Form 10-Q
period 1998-10-31
PACIFIC SECURITY COMPANIES
filed 1998-12-22
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1998

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

  [ X ] Yes     [  ] No

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets



                                                 October 31,   July 31,
                  ASSETS                         1998          1998
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $    26,940   $   318,026
       Restricted                                     10,621        11,289
                                                 -----------   -----------
                                                      37,561       329,315
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages, finance notes
         and loans receivable, net:
           Related parties                           224,418       427,183
           Unrelated                              14,358,373    10,819,572
                                                 -----------   -----------
                                                  14,582,791    11,246,755
       Accrued interest                              221,007       391,076
       Income taxes                                  154,857       154,857
       Other                                           3,517         2,415
                                                 -----------   -----------
                                                  14,962,172    11,795,103
                                                 -----------   -----------
     Investment in rental properties, net         13,567,446    13,588,145
                                                 -----------   -----------
     Investment in golf center, net                2,053,620     2,070,994
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      2,794,864     2,775,542
       Marketable securities                          59,400        88,062
                                                 -----------   -----------
                                                   2,854,264     2,863,604
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    34,212        35,957
       Prepaid and other, net                        285,839       296,590
       Golf center inventories                        56,850        58,331
                                                 -----------   -----------
                                                     376,901       390,878
                                                 -----------   -----------
             Total assets                        $33,851,964   $31,038,039
                                                 ===========   ===========

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued





                                                 October 31,   July 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY     1998          1998
                                                 -----------   -----------
     Liabilities:
       Notes payable to banks                    $ 7,866,769   $ 6,643,826
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                         1,024,497     1,028,758
           Unrelated                               6,204,241     4,582,594
                                                 -----------   -----------
                                                   7,228,738     5,611,352
                                                 -----------   -----------
       Debenture bonds                             9,822,091     9,839,936
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             224,344       207,240
         Unrelated                                 1,375,173     1,011,334
                                                 -----------   -----------
                                                   1,599,517     1,218,574
                                                 -----------   -----------
       Deferred income taxes                         531,146       586,872
                                                 -----------   -----------
             Total liabilities                    27,048,261    23,900,560
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 5,000 and 7,000 shares           500,000       700,000
     Less: Net discount on issuance of pre-
       ferred stock                                 (143,750)     (210,000)
                                                 -----------   -----------
                                                     356,250       490,000
                                                 -----------   -----------

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued



        LIABILITIES AND STOCKHOLDERS'            October 31,   July 31,
             EQUITY, CONTINUED                   1998          1998
                                                 -----------   -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,168,849
           and 1,172,488 shares                  $ 3,506,548   $ 3,517,464
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding
         Additional paid-in capital                1,720,936     1,776,951
       Retained earnings                           1,219,969     1,361,363
       Unrealized loss on marketable securities,
         net of deferred income taxes                      0        (8,299)
                                                 -----------   -----------
           Total stockholders' equity              6,447,453     6,647,479
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $33,851,964   $31,038,039
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations

                                                    Three Months Ended
                                                    October 31,
                                                    ----------------------
                                                    1998        1997
                                                    ----------  ----------
     Income:
       Rental                                       $  543,778  $  566,069
       Interest                                        374,220     221,733
       Amortization of discounts on
         real estate contracts                          11,263       4,225
       Loss on sales of real estate                                (27,015)
       Gain on sales of securities                      29,962
       Golf center sales (including
         lessons of $6,025 and $574)                    66,370      78,705
       Other, net                                      105,079       8,504
                                                    ----------  ----------
                                                     1,130,672     852,221
                                                    ----------  ----------
     Expenses:
       Rental operations:
         Depreciation and amortization                 161,213     153,833
         Interest                                       92,242      83,550
         Other                                         263,054     251,248
                                                    ----------  ----------
                                                       516,509     488,631
       Interest, net of amount capitalized             428,139     290,643
       Salaries and commissions                        190,603     181,136
       General and administrative                      143,930     163,699
       Depreciation and amortization                    33,779      26,345
       Cost of golf merchandise sales                   12,856      22,743
       Uncollectible accounts                                0       2,199
                                                    ----------  ----------
                                                     1,325,816   1,175,396
                                                    ----------  ----------
     Loss before income tax benefit                   (195,144)   (323,175)
     Income tax benefit                                (60,000)   (106,292)
                                                    ----------  ----------
     Net loss                                         (135,144)   (216,883)
       Less accretion of discount on
         preferred stock                               (66,250)    (11,250)
                                                    ----------  ----------
     Loss applicable to common stockholders         $ (201,394) $ (228,133)
                                                    ==========  ==========
     Loss per common share -- basic and diluted     $    (0.17) $    (0.12)
                                                    ==========  ==========
     Weighted average common shares
       outstanding -- basic and diluted              1,170,925   1,872,082
                                                    ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Comprehensive Loss



                                                    Three Months Ended
                                                    October 31,
                                                    ----------------------
                                                    1998        1997

     Net loss                                       $ (135,144) $ (216,883)
     Other comprehensive loss before
       income taxes:
         Changes in unrealized losses on
           marketable securities                        12,573          --
                                                    ----------  ----------
     Other comprehensive loss before income
       taxes                                          (122,571)   (216,883)
     Less deferred income taxes                         (4,274)         --
                                                    ----------  ----------

     Comprehensive loss                             $ (126,845) $ (216,883)
                                                    ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows


                                                                      Three Months Ended
                                                                      October 31,
                                                                      -----------------------
                                                                      1998         1997
                                                                      -----------------------
      Cash flows from operating activities:
        Cash received from rentals and golf center sales              $   708,505  $   635,871
        Interest received                                                 547,342      271,743
        Cash paid to suppliers and employees                             (241,136)    (665,401)
        Interest paid, net of amounts capitalized                        (359,551)    (258,990)
                                                                      -----------  -----------
             Net cash provided by (used in) operating activities          655,160      (16,777)
                                                                      -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                                             101,024
        Proceeds from sales of marketable securities                       66,923
        Collections on contracts, mortgages and finance
           notes receivable                                               108,984    3,550,536
        Investment in contracts, mortgages and finance notes
           receivable                                                  (3,493,757)    (200,923)
        Additions to rental properties, property held for sale,
           property under development, golf center, vehicles and
           equipment                                                     (107,692)    (348,462)
        Change in restricted investments and cash equivalents                 668       (8,381)
                                                                      -----------  -----------
             Net cash provided by (used in) investing activities       (3,424,874)   3,093,794
                                                                      -----------  -----------
      Cash flows from financing activities:
        Net borrowings (repayments) under line-of-credit
           agreements                                                   1,222,943   (3,091,434)
        Proceeds from issuance of installment contracts,
           mortgage notes and notes payable                             1,680,328
        Payments on installment contracts, mortgage notes and
           notes payable                                                  (62,942)     (71,069)
        Proceeds from sales of debenture bonds                             39,113      129,587
        Redemption of debenture bonds                                    (193,883)    (326,202)
        Purchase and retirement of treasury stock                          (6,931)        (132)
        Purchase and retirement of preferred stock                       (200,000)     (40,000)
                                                                      -----------  -----------
             Net cash provided by (used in) financing activities        2,478,628   (3,399,250)
                                                                      -----------  -----------
      Net decrease in cash and cash equivalents                          (291,086)    (322,233)
      Cash and cash equivalents, beginning of period                      318,026      325,058
                                                                      -----------  -----------
      Cash and cash equivalents, end of period                        $    26,940  $     2,825
                                                                      ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued


                                                                      Three Months Ended
                                                                      October 31,
                                                                      -----------------------
                                                                      1998         1997
                                                                      -----------------------
      Reconciliation of net loss to net cash provided by
        (used in) operating activities:
           Net loss                                                   $  (135,144) $  (216,883)
           Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
                Depreciation and amortization                             188,188      180,178
                Deferred income taxes                                     (55,726)
                Deferred financing income realized                        (11,263)      (4,225)
                Interest accrued on debenture bonds                       136,925      140,968
                Loss on sales of real estate                                            27,014
                Gain on sales of marketable securities                    (29,962)
                Uncollectible accounts                                                   2,199
                Change in assets and liabilities:
                  Accrued interest receivable                             170,069       26,656
                  Prepaid expenses                                         10,751       17,532
                  Inventories                                               1,481        2,456
                  Accrued expenses                                        380,943      (95,638)
                  Income taxes payable                                                (106,292)
                  Other, net                                               (1,102)       9,258
                                                                      -----------  -----------
                     Net cash provided by (used in) operating
                       activities                                     $   655,160  $   (16,777)
                                                                      ===========  ===========

      Supplemental schedule of noncash investing
        and financing activities:
           Accretion of discount on preferred stock                   $     6,250  $    11,250


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange
     Commission.

     The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.


     Note 2.  Birdies Business Segment

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studies. The financial position and results of operations of Birdies are included in the consolidated financial statements.

     Information about the Company's separate Birdies business segment as of and for the quarter ended October 31, 1998 is as follows:

                                                                Birdies
                                                                Golf
                                                                Center
                                                                -----------

         Revenue                                                $   66,370
         Loss from operations                                      (50,188)
         Identifiable assets, net                                2,110,470
         Depreciation and amortization                              24,057
         Capital expenditures                                        5,112

     On December 1, 1998, management decided to close Birdies and commence a liquidation of assets. It is estimated that no significant losses from the disposition of Birdies assets will occur. Presently, management intends to lease the Birdies building and will immediately commence marketing the driving range land sold.

     Note 3.  Bank Covenants

     Restrictive bank covenants regarding maintenance of certain amounts of stockholders' equity and certain debt to equity ratios imposed by one lender on its line of credit were violated by the Company during the quarter. However, on December 16, 1998, the bank extended the maturity date of the line of credit to February 15, 1999 with the same terms and conditions. A $910,000 land sale was expected to close during the quarter that would have generated a gain of approximately $450,000, but was not finalized until after the quarter had ended.
     The gain on this sale is expected to help the Company maintain compliance with the covenants in the future. In addition, the Board has proposed removal of the mandatory redemption provision for $500,000 face amount (5,000) shares of the Company's preferred stock which would increase total stockholders' equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial Condition and Liquidity

     At October 31, 1998, the Company had a preferred stock net balance of approximately $356,000 plus common stockholders' equity of approximately $6,447,000 and a total liabilities to common equity ratio of 4.20 to 1, which increased from 3.60 to 1 at July 31, 1998. During the quarter, the Company's primary sources of funds were approximately $1,680,000 from notes payable and approximately $1,223,000 in borrowings under line-of-credit agreements, approximately $67,000 from sales of marketable securities and $109,000 in real estate contract collections. The primary uses of funds were approximately $108,000 for property improvements, approximately $3,494,000 for investments in loans receivable and approximately $63,000 for net debt reduction. The Company anticipates that cash flows from operations, and the availability of funds under its $19,000,000 line-of-credit agreements, of which only $7,866,769 was outstanding at October 31, 1998, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties and to improve property held for sale and development.

     Results of Operations

     The Company's net loss for the quarter ended October 31, 1998 was approximately $135,000 compared with a net loss of approximately $217,000 for the quarter ended October 31, 1997. The improvement was primarily attributable to an increase of $57,000 in gain on sale of marketable securities and real estate in 1998 from 1997 and an increase of $97,000 in other income, primarily loan fees.

     Rental income decreased by approximately $22,000 (3.9%) to approximately $544,000 in the quarter ended October 31, 1998 from approximately $566,000 in 1997. This decrease primarily resulted from lower occupancy levels in a multifamily apartment building currently being renovated.

     Rental property expenses were approximately $28,000 (5.7%) higher in 1998 than for the comparable three months in 1997. This increase was due to increased interest expense of $8,692 (10.4%), operating expense of $11,806 (4.7%) and depreciation of $7,380 (4.8%).

     Interest income and amortized discount increased approximately $160,000 (70.6%) for the three months ended October 31, 1998 compared with the similar period in 1997 as the average outstanding balance in contracts and notes and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $137,000 (47.3%) in the first quarter of 1998 than in the comparable 1997 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

     The Company's effective income tax rate as a percentage of loss before federal income tax was approximately 31% in 1998.

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