Form 10-Q
period 1999-01-31
PACIFIC SECURITY COMPANIES
filed 1999-03-24
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1999

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

     [ X ] Yes     [  ] No

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets



                                                 January 31,   July 31,
                  ASSETS                         1999          1998
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $   427,056   $   318,026
       Restricted                                     10,889        11,289
                                                 -----------   -----------
                                                     437,945       329,315
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages, notes and loans
         receivable, net:
           Related parties                           221,488       427,183
           Unrelated                              17,957,127    10,819,572
                                                 -----------   -----------
                                                  18,178,615    11,246,755
       Accrued interest                              225,161       391,076
       Income taxes                                  133,057       154,857
       Other                                         (24,842)        2,415
                                                 -----------   -----------
                                                  18,511,991    11,795,103
                                                 -----------   -----------
     Investment in rental properties, net         13,639,778    13,588,145
                                                 -----------   -----------
     Investment in golf center, net                1,933,070     2,070,994
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      2,233,608     2,775,542
       Marketable securities                          59,400        88,062
                                                 -----------   -----------
                                                   2,293,008     2,863,604
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    31,055        35,957
       Prepaid expenses, including non-
         competition agreement, net                  264,078       296,590
       Golf center inventories                        15,873        58,331
                                                 -----------   -----------
                                                     311,006       390,878
                                                 -----------   -----------
             Total assets                        $37,126,798   $31,038,039
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued





                                                 January 31,   July 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY     1999          1998
                                                 -----------   -----------
     Liabilities:
       Notes payable to banks                    $10,131,969   $ 6,643,826
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                           170,534     1,028,758
           Unrelated                               7,763,269     4,582,594
                                                 -----------   -----------
                                                   7,933,803     5,611,352
                                                 -----------   -----------
       Debenture bonds                             9,819,230     9,839,936
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             220,310       207,240
         Unrelated                                 1,461,506     1,011,334
                                                 -----------   -----------
                                                   1,681,816     1,218,574
                                                 -----------   -----------
       Deferred income taxes                         591,147       586,872
                                                 -----------   -----------
             Total liabilities                    30,157,965    23,900,560
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable Class A preferred stock,
       $100 par value; $100 redemption value;
       authorized 20,000 shares; issued and
       outstanding, 5,000 and 7,000 shares           500,000       700,000
     Less: Net discount on issuance of pre-
       ferred stock                                 (137,500)     (210,000)
                                                 -----------   -----------
                                                     362,500       490,000
                                                 -----------   -----------

     Pacific Security Companies and Subsidiaries
     Consolidated Balance Sheets, Continued



        LIABILITIES AND STOCKHOLDERS'            January 31,   July 31,
             EQUITY, CONTINUED                   1999          1998
                                                 -----------   -----------
     Stockholders' equity:
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,156,849
           and 1,172,488 shares                  $ 3,470,548   $ 3,517,464
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding                                    --            --
       Additional paid-in capital                  1,798,336     1,776,951
       Retained earnings                           1,337,449     1,361,363
       Unrealized loss on marketable securities,
         net of deferred income taxes                     --        (8,299)
                                                 -----------   -----------
           Total stockholders' equity              6,606,333     6,647,479
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $37,126,798   $31,038,039
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations


                                                Three Months Ended        Six Months Ended
                                                January 31,               January 31,
                                                -----------------------   -----------------------
                                                1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
      Income:
        Rental                                  $  561,286   $  553,742   $1,105,064   $1,119,811
        Interest                                   425,334      197,444      799,554      419,177
        Amortization of discounts on
           real estate contracts                     2,723        4,239       13,986        8,464
        Gain on sales of real estate               624,349      354,255      624,349      327,240
        Gain on sales of securities                     --           --       29,962           --
        Other, net                                 114,938       12,150      220,017       20,654
                                                ----------   ----------   ----------   ----------
                                                 1,728,630    1,121,830    2,792,932    1,895,346
                                                ----------   ----------   ----------   ----------
      Expenses:
        Rental operations:
           Depreciation and amortization           163,854      155,943      325,067      309,776
           Interest                                 90,972       96,277      183,214      179,827
           Other                                   247,128      279,662      510,182      530,910
                                                ----------   ----------   ----------   ----------
                                                   501,954      531,882    1,018,463    1,020,513
        Interest, net of amount capitalized        489,080      278,361      917,219      569,004
        Salaries and commissions                   203,937      137,447      394,540      318,583
        General and administrative                 114,557      367,286      178,842      442,885
        Depreciation and amortization                9,603        4,661       19,325        7,182
        Uncollectible accounts                          --           --           --        2,199
                                                ----------   ----------   ----------   ----------
                                                 1,319,131    1,319,637    2,528,389    2,360,366
                                                ----------   ----------   ----------   ----------
      Income (loss) from continuing operations
        before federal income tax provision
        (benefit)                                  409,499     (197,807)     264,543     (465,020)
      Federal income tax provision (benefit)       126,431      (20,614)      81,989     (114,776)
                                                ----------   ----------   ----------   ----------
      Income (loss) from continuing operations     283,068     (177,193)     182,554     (350,244)

      Discontinued operations (Note 2):
        Loss from discontinued operations of
           golf center (less federal income
           tax benefit of $44,631, $7,986
           $60,189 and $20,116)                    (99,339)     (17,776)    (133,969)     (61,608)
                                                ----------   ----------   ----------   ----------
      Net income (loss)                            183,729     (194,969)      48,585     (411,852)
        Less accretion of discount on
           preferred stock                          (6,250)     (90,250)     (72,500)    (101,500)
                                                ----------   ----------   ----------   ----------
      Income (loss) applicable to common
        stockholders                            $  177,479   $ (285,219)  $  (23,915)  $ (513,352)
                                                ==========   ==========   ==========   ==========

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Operations, Continued


                                                Three Months Ended        Six Months Ended
                                                January 31,               January 31,
                                                -----------------------   -----------------------
                                                1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
      Income (loss) from continuing operations
        applicable to common stockholders       $  276,818   $ (267,443)  $  110,054   $ (451,744)
                                                ==========   ==========   ==========   ==========
      Income (loss) per common share - basic
        and diluted                             $      .15   $     (.16)  $     (.02)  $     (.28)
                                                ==========   ==========   ==========   ==========
      Income (loss) from continuing operations
        per common share - basic and diluted    $      .24   $     (.15)  $      .09   $     (.25)
                                                ==========   ==========   ==========   ==========
      Weighted average common shares
        outstanding                              1,166,849    1,764,736   1,168,887     1,818,423
                                                ==========   ==========   ==========   ==========


      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Comprehensive Income (Loss)

                                                  Three Months Ended      Six Months Ended
                                                  January 31,             January 31,
                                                  ---------------------   ---------------------
                                                  1999        1998        1999        1998
                                                  ---------   ---------   ---------   ---------
      Net income (loss)                           $ 183,729   $(194,969)  $  48,585   $(411,852)
      Other comprehensive income (loss)
        before income taxes:
           Changes in unrealized losses on
             marketable securities                       --       2,734      12,573          --
                                                  ---------   ---------   ---------   ---------
      Other comprehensive income (loss)
        before income taxes                         183,729    (192,235)     61,158    (411,852)
      Less deferred income taxes                         --         930      (4,274)         --
                                                  ---------   ---------   ---------   ---------
      Comprehensive income (loss)                 $ 183,729   $(193,165)  $  56,884   $(411,852)
                                                  =========   =========   =========   =========

      The accompanying notes are an integral part of the consolidated financial statements.

      Pacific Security Companies and Subsidiaries
      Consolidated Statements of Cash Flows

                                                                      Six Months Ended
                                                                      January  31,
                                                                      ------------------------
                                                                      1999         1998
                                                                      -----------  -----------
      Cash flows from operating activities:
        Cash received from rentals and golf center sales              $ 1,441,191  $ 1,245,748
        Interest received                                                 715,249      465,012
        Cash paid to suppliers and employees                             (786,736)  (1,398,965)
        Interest paid, net of amounts capitalized                        (769,761)    (489,940)
                                                                      -----------  -----------
             Net cash provided by (used in) operating activities          599,943     (178,145)
                                                                      -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of securities                                  71,198           --
        Proceeds from sales of real estate and fixed assets               223,521      101,024
        Collections on contracts, mortgages, notes and loans
           receivable                                                   3,141,006    4,060,001
        Investment in contracts, mortgages, notes and loans
           receivable                                                  (8,923,302)    (202,621)
        Additions to rental properties, property held for sale,
           property under development, golf center, vehicles and
           equipment                                                     (293,767)    (768,800)
        Change in restricted investments and cash equivalents                  --       (8,338)
                                                                      -----------  -----------
             Net cash provided by (used in) investing activities       (5,781,344)   3,181,266
                                                                      -----------  -----------
      Cash flows from financing activities:
        Net borrowings (repayments) under line-of-credit agreements     4,923,471   (3,099,328)
        Proceeds from installment contracts, mortgages and notes
           payable                                                      1,914,773      850,000
        Payments on installment contracts, mortgage notes and
           notes payable                                               (1,027,650)    (161,070)
        Proceeds from sales of debenture bonds                             76,912      267,942
        Redemption of debenture bonds                                    (371,544)    (606,069)
        Purchase and retirement of common stock                           (25,531)  (1,063,614)
        Purchase and retirement of preferred stock                       (200,000)    (240,000)
        Related party notes                                                    --      729,100
                                                                      -----------  -----------
             Net cash provided by (used in) financing activities        5,290,431   (3,323,039)
                                                                      -----------  -----------
      Net increase (decrease) in cash and cash equivalents                109,030     (319,918)
      Cash and cash equivalents, beginning of period                      318,026      325,058
                                                                      -----------  -----------
      Cash and cash equivalents, end of period                        $   427,056  $     5,140
                                                                      ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Companies and Subsidiaries
     Consolidated Statements of Cash Flows, Continued


                                                                      Six Months Ended
                                                                      January 31,
                                                                      ------------------------
                                                                      1999         1998
                                                                      -----------  -----------
      Reconciliation of net income (loss) to net cash
        provided by (used in) operating activities:
           Net income (loss)                                          $    48,585  $  (411,852)
           Adjustments to reconcile net income (loss)
             to net cash provided by (used in) operating
             activities:
                Depreciation and amortization                             377,447      364,474
                Deferred financing income realized                        (13,986)      (8,464)
                Interest accrued on debenture bonds                       273,926      281,649
                Gain on sales of real estate                             (559,430)    (327,240)
                Gain on sales of securities                               (29,962)          --
                Uncollectible accounts                                         --        2,199
                Change in assets and liabilities:
                  Accrued interest receivable                             (84,305)      21,480
                  Prepaid expenses                                        (77,905)      16,149
                  Inventories                                              42,457        1,206
                  Accrued expenses                                        574,059       17,609
                  Income taxes payable                                     21,800     (134,892)
                  Other, net                                               27,257         (463)
                                                                      -----------  -----------
                     Net cash provided by (used in) operating
                       activities                                     $   599,943  $  (178,145)
                                                                      ===========  ===========

      Supplemental schedule of noncash investing
        and financing activities:
           Company financed sale of property                          $ 1,035,358  $        --
           Accretion of discount on preferred stock                        12,500       20,000


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

     The results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.


     Note 2.  Birdies Business Segment

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consists of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios. The financial position and operating results of Birdies are included in the consolidated financial statements.

     On December 1, 1998, management decided to close Birdies and commence a liquidation of assets. It is estimated that no significant losses from the disposition of Birdies assets will occur. Management intends to lease the Birdies building and sell the driving range land. The consolidated financial statements of the Company have been reclassified to reflect the disposition of Birdies Golf Center as discontinued operations for all periods presented herein.

     Information about the discontinued operations of the Birdie's business segment is as follows:

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

     Note 2.  Birdies Business Segment, Continued

                                                     Three Months          Six Months Ended
                                                     January 31,           January 31,
                                                     -------------------   -------------------
                                                     1999       1998       1999       1998
                                                     --------   --------   --------   --------
        Operating revenues                           $ 29,297   $ 31,746   $ 95,667   $110,451
        Loss before federal income taxes              143,970     25,762    194,158     81,724
        Loss from discontinued operations,
           net of federal income taxes                 99,339     17,776    133,969     61,608



     Total assets from discontinued operations were $1,944,963 and $2,193,291 at January 31, 1999 and 1998, respectively.


     Note 3.  Bank Covenants

     Restrictive bank covenants regarding maintenance of certain amounts of stockholders' equity and certain debt to equity ratios imposed by one lender on its line of credit were violated by the Company during the year. However, the bank extended the maturity date of the line of credit to April 23, 1999 with the same terms and conditions. To help the Company maintain compliance with the covenants in the future, the Board proposed and stockholders approved at the February 18, 1999 annual meeting, a resolution removing the mandatory redemption provision for $500,000 face amount (5,000) shares of the Company's preferred stock which would increase total stockholders' equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity

     At January 31, 1999, the Company had a preferred stock net balance of approximately $362,000 plus common stockholders' equity of approximately $6,606,000 and a total liabilities to common equity ratio of 4.56 to 1, which increased from 3.60 to 1 at July 31, 1998. During the six months of the fiscal year, the Company's primary sources of funds were approximately $1,915,000 from the issuance of installment contracts and notes payable, approximately $4,923,000 in borrowings under line-of-credit agreements, approximately $295,000 from sales of marketable securities and real estate and $3,141,000 in real estate contract collections. The primary uses of funds were approximately $294,000 for property improvements, approximately $8,923,000 for investments in contracts and loans receivable, approximately $1,322,000 for net debt reduction and approximatley $226,000 in purchase and redemption of common and preferred stock.
     The Company anticipates that cash flows from operations, and the availability of funds under its $19,000,000 line-of-credit agreements, of which $10,131,969 was outstanding at January 31, 1999, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties and to improve property held for sale and development.

     Results of Operations

     The Company's net income for the quarter ended January 31, 1999 was approximately $184,000 compared with a net loss of approximately $195,000 for the quarter ended January 31, 1998. Income from continuing operations before tax was approximately $409,000 in 1999 compared with a loss of $198,000 in 1998, an improvement of approximately $607,000. The improvement was primarily attributable to an increase of approximately $15,000 in net interest income, an increase of $270,000 in gain on sale of real estate in 1999 from 1998 and an increase of $103,000 in other income, primarily loan fees. General and administrative expense was reduced by $253,000, primarily due to a reduction in legal fees.

     Rental income increased by approximately $7,500 (1.4%) to approximately $561,000 in the quarter ended January 31, 1999 from approximately $554,000 in 1998. This increase primarily resulted from higher occupancy levels in office buildings.

     Rental property expenses were approximately $30,000 (5.7%) lower in 1999 than for the comparable three months in 1998. This decrease was due to decreased interest expense of $5,305 (5.6%) and operating expense of $32,534 (11.7%), which more than offset increased depreciation of $7,911 (5.1%).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     Results of Operations, Continued

     Salaries and commissions were $66,490 (48.4%) higher in the quarter ended January 31, 1999 than for the comparable three months in 1998, primarily because of additional personnel expense for Cornerstone Realty Advisors, which began operations in March 1998.

     Interest income and amortized discount increased approximately $226,000 (112.3%) for the three months ended January 31, 1999 compared with the similar period in 1998 as the average outstanding balance in contracts and notes and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $211,000 (75.7%) in the first quarter of 1999 compared with the comparable 1998 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

     Results of Operations (Six Months)

     The Company's net income for the six months ended January 31, 1999 was approximately $49,000 compared with a net loss of approximately $412,000 for the six months ended January 31, 1998. Income from continuing operations before tax was approximately $265,000 in 1999 compared with a loss of $465,000 in 1998, an improvement of approximately $730,000. The increase was primarily attributable to an increase of approximately $32,000 in net interest income, an increase of approximately $297,000 in gain on sales of real estate in 1999 compared to 1998 and an increase of approximately $199,000 in other income, primarily loan fees. G&A expense was also reduced by approximately $264,000, primarily due to a reduction in legal fees.

     Rental income decreased by $14,747 (1.4%) to approximately $1,105,000 in the six months ended January 31, 1999 from approximately $1,120,000 in 1998. This primarily resulted from reduced rents due to lower occupancy levels in a multifamily apartment building being renovated.

     Rental property expenses were $2,050 (.2%) lower in 1999 than for the comparable six months in 1998. This resulted from decreased operating expense of $20,728 (3.9%) which more than offset an increase in depreciation of $15,291 (5.0%) and interest expense of $3,387 (1.9%).

     Interest income and amortized discount was $385,899 (90.3%) more for the six months ended January 31, 1999 compared with the similar period in 1998 as the average outstanding balance in contracts and notes receivable increased during the period, primarily due to new loans originated by Cornerstone Realty Advisors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     Results of Operations (Six Months), Continued

     Salaries and commissions were $75,957 (23.8%) higher in the six months ended January 31, 1999 than for the comparable six months in 1998, primarily because of additional personnel expense for Cornerstone Realty Advisors, which began operations in March 1998.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $348,215 (43.7%) more in 1999 than in 1998 primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

     The Company's effective income tax rate as a percentage of income
     (loss) before federal income tax was approximately 31% in fiscal 1999 compared to 25% in fiscal 1998 due to certain nondeductible expenses occurring in fiscal 1998.

     Part II.  Other Information

     Items 1, 2 and 3 -- Not applicable.

     Item 4 -- Submission of Matters to a Vote of Security Holders

       On February 18, 1999, at the Annual Meeting of the Stockholders, a motion was passed to amend the Company's articles of incorporation to eliminate the mandatory redemption provisions of the Class A Preferred Stock and authorize an additional 10,000,0000 shares of Preferred Stock. The stockholders further passed a motion to increase the size of the Board of Directors from seven to eight members and authorized the amendment of the articles of incorporation accordingly.

     Item 5 -- Other Information

       On February 18, 1999, the Board of Directors elected the following officers of the Company:

                 David Guthrie              President
                 Kevin Guthrie              Vice President
                 Donald Migliuri            Secretary/Treasurer

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