Form 10-Q
period 1999-04-30
PACIFIC SECURITY COMPANIES
filed 1999-06-15
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission file number Q-6673

                           PACIFIC SECURITY COMPANIES
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Washington                           91-0669906
     --------------------------------     ------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identifi-
     incorporation or organization)       cation Number)

     N. 10 Post Street
     525 Peyton Building
     Spokane, Washington  99201           (509) 444-7700
     --------------------------------     ------------------------------
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

     [ X ] Yes     [  ] No

     Part I.  Financial Information
     Item I.  Financial Statements

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Balance Sheets


                                                 April 30,     July 31,
                                                 1999          1998
                                                 -----------   -----------
               ASSETS

     Cash:
       Cash and cash equivalents:
         Unrestricted                            $   520,100   $   318,026
         Restricted                                   13,348        11,289
                                                 -----------   -----------
                                                     533,448       329,315
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages and loans
         receivable, net:
           Related parties                           217,857       427,183
           Unrelated                              14,702,406    10,819,572
                                                 -----------   -----------
                                                  14,920,263    11,246,755
       Accrued interest                               96,625       391,076
       Federal income taxes                               --       154,857
       Other                                          22,734         2,415
                                                 -----------   -----------
                                                  15,039,622    11,795,103
                                                 -----------   -----------
     Investment in rental properties, net         13,612,412    13,588,145
                                                 -----------   -----------
     Investment in Birdie's Golf Center (Note 2)   2,016,918     2,070,994
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      2,257,394     2,775,542
       Marketable securities                          41,724        88,062
                                                 -----------   -----------
                                                   2,299,118     2,863,604
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, less
         accumulated depreciation of
         $210,427 and $198,073                        35,460        35,957
       Prepaid and other, net                        236,739       296,590
       Golf center inventories                            --        58,331
                                                 -----------   -----------
                                                     272,199       390,878
                                                 -----------   -----------
     Total assets                                $33,773,717   $31,038,039
                                                 ===========   ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Balance Sheets, Continued


                                                 April 30,     July 31,
                                                 1999          1998
                                                 -----------   ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Notes payable to banks (lines of
         credit)                                 $ 6,411,873   $ 6,643,826
                                                 -----------   -----------
       Installment contracts, mortgage
         notes payable and notes payable:
           Related parties                           355,084     1,028,758
           Unrelated banks and other               8,697,003     4,582,594
                                                 -----------   -----------
                                                   9,052,087     5,611,352
                                                 -----------   -----------
       Debenture bonds                             9,662,343     9,839,936
                                                 -----------   -----------
       Accrued expenses and other
         liabilities:
           Related parties                           262,609       207,240
           Unrelated parties                       1,016,416     1,011,334
                                                 -----------   -----------
                                                   1,279,025     1,218,574
                                                 -----------   -----------
       Federal income taxes:
         Current                                      15,000            --
         Deferred                                    576,486       586,872
                                                 -----------   -----------
                                                     591,486       586,872
                                                 -----------   -----------
             Total liabilities                    26,996,814    23,900,560
                                                 -----------   -----------
     Commitments and contingencies

     Redeemable stock, Class A preferred, $100
       par value, $100 redeemable value;
       authorized 20,000 shares; issued and
       outstanding 0 and 7,000 shares                     --       700,000
         Less:  Net discount on issuance of
           preferred stock                                --      (210,000)
                                                 -----------   -----------
                                                          --       490,000
                                                 -----------   -----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Balance Sheets, Continued


                                                 April 30,     July 31,
                                                 1999          1998
                                                 -----------  ------------

     Stockholders' equity:
       Class A preferred stock, $100 par value;
         authorized 20,000 shares; issued and
         outstanding 3,000 shares                $   300,000   $        --
       Preferred stock authorized 10,000,000
         no par value shares, none issued
       Class A common stock authorized
         2,500,000 no par value shares, $3
         stated value; issued and outstanding
         1,153,660 and 1,172,448 shares            3,460,980     3,517,464
       Class B common stock authorized
         30,000 no par value shares,
         none issued
       Additional paid-in capital                  1,802,374     1,776,951
       Retained earnings                           1,213,549     1,361,363
       Accumulated comprehensive loss, net                --        (8,299)
                                                 -----------   -----------
             Total stockholders' equity            6,776,903     6,647,479
                                                 -----------   -----------
             Total liabilities and stock-
               holders' equity                   $33,773,717   $31,038,039
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Operations


                                                Three Months Ended        Nine Months Ended
                                                April 30,                 April 30,
                                                -----------------------   -----------------------
                                                1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
      Income:
        Rental                                  $  572,855   $  562,686   $1,677,919   $1,682,497
        Interest                                   464,417      197,004    1,263,971      616,181
        Amortization of discounts on
           real estate contracts                     8,017       28,280       22,003       36,744
        Gain (loss) on sales of real estate             --     (262,807)     624,348       64,433
        Gain on sale of securities                 249,120           --      279,082           --
        Other, net                                 138,043       30,382      358,059       51,036
                                                ----------   ----------   ----------   ----------
                                                 1,432,452      555,545    4,225,382    2,450,891
                                                ----------   ----------   ----------   ----------
      Expenses:
        Rental operations:
           Depreciation and amortization           165,237      158,002      490,304      467,778
           Interest                                 88,724       95,948      271,938      275,775
           Other                                   255,368      258,018      765,550      788,928
                                                ----------   ----------   ----------   ----------
                                                   509,329      511,968    1,527,792    1,532,481
        Interest, net of amount capitalized        468,647      291,081    1,385,866      860,085
        Depreciation and amortization                9,903        9,230       29,228       16,412
        Salaries and commissions                   177,743      165,988      572,283      484,571
        General and administrative                 135,277       42,626      314,119      487,483
        Uncollectible accounts                          --           --           --        2,199
                                                ----------   ----------   ----------   ----------
                                                 1,300,899    1,020,893    3,829,288    3,383,231
                                                ----------   ----------   ----------   ----------
      Income (loss) from continuing operations
        before federal income tax provision
        (benefit)                                  131,553     (465,348)     396,094     (932,340)
      Federal income tax provision (benefit)        41,081     (158,257)     123,069     (270,022)
                                                ----------   ----------   ----------   ----------
      Income (loss) from continuing operations      90,472     (307,091)     273,025     (622,318)

      Discontinued operations (Note 2):
        Loss from discontinued operations of
           golf center (less federal income
           tax benefit of $48,015, $299,
           $108,203 and $23,356)                  (106,872)        (559)    (240,840)     (57,184)
                                                ----------   ----------   ----------   ----------
      Net income (loss)                            (16,400)    (307,650)      32,185     (719,502)
        Less accretion of discount on
           preferred stock                        (137,500)      (8,750)    (210,000)    (110,250)
                                                ----------   ----------   ----------   ----------
      Income (loss) applicable to common
        stockholders                            $ (153,900)  $ (316,400)  $ (177,815)  $ (829,752)
                                                ==========   ==========   ==========   ==========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Operations, Continued


                                                Three Months Ended        Nine Months Ended
                                                April 30,                 April 30,
                                                -----------------------   -----------------------
                                                1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
      Income (loss) from continuing operations
        applicable to common stockholders       $  (47,028)  $ (315,841)  $   63,025   $ (732,568)
                                                ==========   ==========   ==========   ==========
      Income (loss) per common share - basic
        and diluted                             $    (0.13)  $    (0.23)  $    (0.15)  $    (0.50)
                                                ==========   ==========   ==========   ==========
      Income (loss) from continuing operations
        per common share - basic and diluted    $    (0.04)  $    (0.23)  $     0.05   $    (0.46)
                                                ==========   ==========   ==========   ==========
      Weighted average common shares
        outstanding                              1,155,593    1,387,890    1,164,456    1,674,912
                                                ==========   ==========   ==========   ==========


      The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Comprehensive Income (Loss)

                                                  Three Months Ended      Nine Months Ended
                                                  April 30,               April 30,
                                                  ---------------------   ---------------------
                                                  1999        1998        1999        1998
                                                  ---------   ---------   ---------   ---------
      Net income (loss)                           $ (16,400)  $(307,650)  $  32,185   $(719,502)
      Other comprehensive income (loss)
        before income taxes:
           Changes in unrealized losses on
             marketable securities                       --       5,279      12,573       8,014
                                                  ---------   ---------   ---------   ---------
      Other comprehensive income (loss)
        before income taxes                         (16,400)   (302,371)     44,758    (711,488)
      Less deferred income taxes                         --      (1,795)     (4,274)     (2,725)
                                                  ---------   ---------   ---------   ---------
      Comprehensive income (loss)                 $ (16,400)  $(304,166)  $  40,484   $(714,213)
                                                  =========   =========   =========   =========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Cash Flows

                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
     Cash flows from operating activities:
       Cash received from rentals and golf
         center sales                               $2,111,006  $1,945,029
       Interest received                             1,308,202     672,500
       Cash paid to suppliers and employees         (1,775,454) (1,940,324)
       Interest paid, net of amounts capitalized    (1,203,886)   (739,471)
       Income tax refund, net                          170,330          --
                                                    ----------  ----------
           Net cash provided by (used in)
             operating activities                      610,198     (62,266)
                                                    ----------  ----------
     Cash flows from investing activities:
       Proceeds from sale of securities                337,993          --
       Proceeds from sales of real estate              268,517     316,575
       Collections on contracts, mortgages
         and finance notes receivable               11,054,117   6,806,537
       Investment in contracts, mortgages
         and finance notes receivable              (13,645,044) (3,987,649)
       Additions to rental properties,
         property held for sale, property
         under development, vehicles and
         equipment                                    (620,362) (1,046,901)
       Increase in restricted investments
         and cash equivalents                               --      51,463
                                                    ----------  ----------
           Net cash provided by (used in)
             investing activities                   (2,604,779)  2,140,025
                                                    ----------  ----------
     Cash flows from financing activities:
       Net borrowings (repayments) under line-
         of-credit agreements                        1,206,374  (1,868,282)
       Net proceeds from installment contracts,
         mortgage notes and notes payable            2,936,063     850,000
       Payments on installment contracts,
         mortgage notes and notes payable           (1,133,655)   (238,781)
       Proceeds from sales of debenture bonds           76,912     294,631
       Redemption of debenture bonds                  (657,978)   (733,771)
       Purchase and retirement of common stock         (31,061) (1,117,030)
       Purchase and retirement of preferred
         stock                                        (200,000)   (240,000)
       Related-party notes issued to redeem stock           --     729,100
                                                    ----------  ----------
           Net cash provided by (used in)
             financing activities                    2,196,655  (2,324,133)
                                                    ----------  ----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     Consolidated Statements of Cash Flows, Continued

                                                    For Nine Months
                                                    Ended April 30,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
     Net increase (decrease) in cash and cash
       equivalents                                  $  202,074  $ (246,374)
     Cash and cash equivalents, beginning
       of period                                       318,026     325,058
                                                    ----------  ----------
     Cash and cash equivalents, end of period       $  520,100  $   78,684
                                                    ==========  ==========
     Reconciliation of net income (loss) to net
       cash provided by (used in) operating
       activities:
         Net income (loss)                          $   32,185  $ (719,502)
         Adjustment to reconcile net
           income (loss) to net cash provided
           by (used in) operating activities:
             Depreciation and amortization             562,382     555,947
             Deferred financing income realized        (22,003)    (36,744)
             Interest accrued on debenture
               bonds                                   403,473     419,807
             Gain on sales of securities              (279,082)         --
             Gain on sales of real estate and
               rental properties                      (472,439)    (64,433)
             Uncollectible accounts                         --       2,199
             Change in assets and liabilities:
               Accrued interest receivable              44,231      31,964
               Prepaid expenses                        (50,566)    (34,348)
               Inventories                              58,331      (8,008)
               Accrued expenses                        168,809     121,997
               Income taxes                            154,857    (224,681)
               Other, net                               10,020    (106,464)
                                                    ----------  ----------
                 Net cash provided by (used in)
                   operating activities             $  610,198  $  (62,266)
                                                    ==========  ==========
     Supplemental schedule of noncash investing
       and financing activities:
         Company financed sale of property          $1,035,358  $  327,250
         Accretion of discount on preferred stock      150,000      28,750
         Exchange of land for common shares                 --     643,500
         Related-party note for non-competition
           agreement                                        --     125,000
         Related-party note for preferred stock        200,000          --


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

     The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.


     Note 2.  Birdies Business Segment

     In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consisted of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios.

     On December 1, 1998, management decided to close Birdies and commence a liquidation of assets. Management intends to lease the Birdies building and sell the driving range land. The consolidated financial statements of the Company have been reclassified to reflect the disposition of Birdies Golf Center as discontinued operations for all periods presented herein.

     Information about the discontinued operations of the Birdie s business segment is as follows:

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

     Note 2.  Birdies Business Segment, Continued

                                                     Three Months          Nine Months Ended
                                                     April 30,             April 30,
                                                     -------------------   -------------------
                                                     1999       1998       1999       1998
                                                     --------   --------   --------   --------
        Operating revenues                           $(78,810)  $109,050   $(48,061)  $219,501
        Loss before federal income taxes              154,887        788    349,043     80,540
        Loss from discontinued operations,
           net of federal income taxes                106,872        559    240,840     57,184


     Total assets from discontinued operations were $2,016,918 and $2,211,911 at April 30, 1999 and July 31, 1998, respectively.


     Note 3.  Bank Covenants

     Restrictive bank covenants regarding maintenance of certain amounts of stockholders' equity and certain debt to equity ratios imposed by one lender on its line of credit were violated by the Company during the year. However, the bank extended the maturity date of the line of credit to July 1, 1999 and the Company was in compliance with revised covenants at April 30, 1999.

     Note 4.  Preferred Stock

     During the quarter ended April 30, 1999, the Company redeemed 2,000 shares of preferred stock at par by issuing a $200,000 note payable.

     On February 18, 1999, at the Annual Meeting of the Stockholders, a motion was passed to amend the Company's articles of incorporation to eliminate the mandatory redemption provisions of the Class A Preferred stock. Accordingly, 3,000 outstanding shares of preferred stock, with a face amount of $300,000, were reclassified to stockholders' equity.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Financial Condition and Liquidity

     At April 30, 1999, the Company had total stockholders' equity of approximately $6,777,000 and a total liabilities to equity ratio of
     3.98 to 1, which increased from 3.60 to 1 at July 31, 1998. During the nine months of the fiscal year, the Company's primary sources of funds were approximately $2,936,000 from the issuance of notes payable to banks and others, approximately $1,206,000 in borrowings under line-of-credit agreements, approximately $338,000 from sales of marketable securities, $269,000 from sales of real estate and $11,054,000 in real estate contract collections. The primary uses of funds were approximately $620,000 for property improvements, approximately $13,645,000 for investments in contracts and loans receivable, approximately $1,715,000 for net debt reduction and approximately $231,000 in purchase and redemption of common and preferred stock.

     The Company anticipates that cash flows from operations, and the availability of funds under its lines-of-credit and other banking agreements totalling $19,245,000, of which $12,100,930 was outstanding at April 30, 1999, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

     Results of Operations

     The Company's net loss for the quarter ended April 30, 1999 was approximately $16,000 compared with a net loss of approximately $308,000 for the quarter ended April 30, 1998. Income from continuing operations before tax was approximately $132,000 in 1999 compared with a loss of $465,000 in 1998, an improvement of approximately $597,000. The improvement was primarily attributable to a $249,000 gain on sale of marketable securities which had previously been written off due to the investee's bankruptcy proceedings in 1992, an increase of approximately $70,000 in net interest income, non-recurrence of a $263,000 loss on sale of real estate in 1998 and an increase of $108,000 in other income, primarily loan fees. General and administrative expense increased by $93,000, partially offsetting the improvement.

     Rental income increased by approximately $10,000 (1.8%) to approximately $573,000 in the quarter ended April 30, 1999 from approximately $563,000 in 1998. This increase primarily resulted from higher occupancy levels in office buildings.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     Results of Operations, Continued

     Rental property expenses were approximately $3,000 (0.5%) lower in 1999 than for the comparable three months in 1998. This decrease was due to decreased interest expense of $7,224 (7.5%) and operating expense of $2,650 (1.0%), which more than offset increased depreciation of $7,235 (4.5%).

     Salaries and commissions were $11,755 (7.0%) higher in the quarter ended April 30, 1999 than for the comparable three months in 1998, primarily because of additional personnel expense for Cornerstone Realty Advisors, the Company's subsidiary, which originates commercial real estate loans and began operations in March 1998.

     Interest income and amortized discount increased approximately $247,000 (71.6%) for the three months ended April 30, 1999 compared with the similar period in 1998 as the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $178,000 (61.0%) in the third quarter of 1999 compared with the comparable 1998 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

     Results of Operations (Nine Months)

     The Company's net income for the nine months ended April 30, 1999 was approximately $32,000 compared with a net loss of approximately $720,000 for the nine months ended April 30, 1998. Income from continuing operations before tax was approximately $396,000 in 1999 compared with a loss of $932,000 in 1998, an improvement of approximately $1,328,000. The increase was primarily attributable to a $279,000 gain on sale of marketable securities, an increase of approximately $102,000 in net interest income, an increase of approximately $560,000 in gain on sales of real estate and an increase of approximately $307,000 in other income, primarily loan fees. General and administrative expense was also reduced by approximately $173,000, primarily due to a reduction in legal fees.

     Rental income decreased by $4,578 (0.2%) to approximately $1,678,000 in the nine months ended April 30, 1999 from approximately $1,682,000 in 1998. This primarily resulted from reduced rents due to lower occupancy levels in a multifamily apartment building being renovated.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     Results of Operations (Nine Months), Continued

     Rental property expenses were $4,689 (0.3%) lower in 1999 than for the comparable nine months in 1998. This resulted from decreased operating expense of $23,378 (2.9%) and interest expense of $3,837 (1.3%), which more than offset an increase in depreciation of $22,526 (4.8%).

     Interest income and amortized discount was $633,049 (97.9%) more for the nine months ended April 30, 1999 compared with the similar period in 1998 as the average outstanding balance in contracts and loans receivable increased during the period, primarily due to new loans originated by Cornerstone Realty Advisors.

     Salaries and commissions were $87,712 (18.1%) higher in the nine months ended April 30, 1999 than for the comparable nine months in 1998, primarily because of additional personnel expense for Cornerstone Realty Advisors, which began operations in March 1998.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $525,781 (61.1%) more in 1999 than in 1998 primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

     The Company's effective income tax rate as a percentage of income
     (loss) before federal income tax was approximately 31% in fiscal 1999 compared to 29% in fiscal 1998.


     New Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for fiscal year reporting beginning after December 15, 1997. The Company has not yet determined the effect that the application of this Statement will have on its consolidated financial statements.


     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- INAPPLICABLE.

     Part II.  Other Information

     Items 1, 2 and 3 -- Not applicable.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     Item 5.  OTHER INFORMATION

       On February 18, 1999, the Board of Directors elected the following officers of the Company:

                 David Guthrie              President
                 Kevin Guthrie              Vice President
                 Donald Migliuri            Secretary/Treasurer

     Item 6.  EXHIBIT 27 - Financial Data Schedule


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