Form 10-K
period 1999-07-31
PACIFIC SECURITY COMPANIES
filed 1999-11-02
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended July 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to

                          Commission file number 0-6673

                           PACIFIC SECURITY COMPANIES
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Washington                                91-0669906
     -------------------------------           ----------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation of organization)            Identification No.)

     N. 10 Post Street
     525 Peyton Building
     Spokane, Washington                       99201
     -------------------------------           ----------------------------
     (Address of principal                     (Zip code)
     executive offices)

     Registrant's telephone number, including area code: (509) 444-7700

     Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each
                                                exchange on which
     Title of each class                        registered
     -------------------------------            ---------------------------
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

     On July 31, 1999, the registrant had outstanding 1,152,532 shares of common stock, no par value ($3 stated value) and 3,000 shares of Class A preferred stock, $100 par value.

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


     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K

     PART I

     Item 1.   Business

     (a) Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc., the surviving corporation, was changed to Pacific Security Companies (the "Company") as of the date of the merger.

          Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing and selling real properties. The merged corporation has continued these activities. Total assets of the Company at July 31, 1999 and 1998 were $35,946,222 and $30,940,293, respectively, and real estate contracts and loans represent approximately 50% and 36% of the respective asset totals. The Company presently primarily originates commercial loans. The Company also originates contracts to facilitate the sale of real estate held for sale or development. Some of the contracts have fixed contractual interest rates while commercial (interim and construction) loans generally have variable rates. For real estate contracts purchased by the Company, most contracts have been purchased at a discount from the contract balance which increases the effective yield. The total amount invested in real estate contracts and loans of $17,925,338 as of July 31, 1999 is $6,776,329 more than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 1.9% as of July 31, 1999 and 2.2% as of July 31, 1998. Management continues to emphasize enforcement of the Company's credit and collection policies.

          In fiscal 1998, the Company's newly formed subsidiary, Cornerstone Realty Advisors, Inc., began making short-term (generally one to two years including extensions) construction and interim loans. Bank lines of credit were increased to provide additional funds for this purpose. The permanent financing for these short-term loans is obtained from the secondary market and includes such sources as banks, savings and loan institutions, life insurance companies, credit unions and conduits.

          In fiscal 1997, the Company continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. Correspondingly, the acquisition of additional real estate contracts was minimal, other than for Company financed sales of its real estate. Additionally, in fiscal 1997, the Company continued developing certain land for residential development. The project, known as Tanglewood Ranch Park Estates (The Crest) offered approximately 21 ten-acre parcels suitable for home construction. The Company began marketing these parcels in fiscal 1998 and has approximately 13 ten-acre parcels remaining for sale at July 31, 1999.

          In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies) and discontinued this operation in fiscal 1999. See further information on this discontinued business segment in Note 4 to the consolidated financial statements.

          Investments in rental properties totaled $14,807,679 and $13,588,145 as of July 31, 1999 and 1998, respectively. The increase is primarily the net result of the conversion of the Birdies Golf Center building into a leased office building and additional capitalized costs that more than offset depreciation expense and the cost of real estate that was sold. Other real property held for sale and development totaled $2,031,448 and $2,775,542 as of July 31, 1999 and 1998, respectively. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold on an installment basis for tax purposes in order to minimize and defer related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

          With the Company's sale of certain commercial real estate and multi-family housing, rental income has decreased from $2,398,369 in fiscal 1997 to $2,268,810 in fiscal 1999. During the same period, interest income, including the amortization of discounts on real estate contracts, has increased from 21% of total income in fiscal 1997 to 37% of total income in fiscal 1999. The Company expects to continue its emphasis on the development, leasing and sale of commercial real estate in fiscal 2000, marketing of the Tanglewood (The Crest) parcels and originating construction and interim commercial real estate loans. There are no contractual commitments other than the remaining remodeling costs associated with improvements for commercial buildings and the construction of a new building pre-leased to a tenant at the Cornerstone Office Park. The Company's fiscal 2000 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2 -- Properties.

          The Company's business is concentrated in financing real estate contracts, originating loans collateralized by real estate, developing real estate for sale or lease and the operation of rental properties. The Company is in competition with financial institutions who originate or invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington.

          As of July 31, 1999, the Company employed approximately 21 people on a full-time equivalent basis, 18 of whom are in its office at
          N. 10 Post Street in Spokane, Washington.

     Item 2.  Properties

     As of July 31, 1999, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

     Properties Located in Spokane County, Washington:

                                                           July 31, 1999
                                                           ---------------------------------------
                                                           Rental/        Net          Mortgage
      Date                                                 Development    Carrying     or Contract
      Acquired  Description of Property                    Status         Value        Obligation
      --------  ----------------------------------------   -------------  ----------   -----------
      Commercial:

      1979      The Peyton Building at N. 10 Post Street   Substantially  $4,175,899   $2,422,444
                contains approximately 85,000 square       leased
                feet of rentable space.  Substantial
                improvements have been made to the
                building since its acquisition. Remodel-
                ing of this ffice building continues as
                new occupancy warrants.  The Company's
                offices are located in this building.

      1979      The Hutton Building at S. 10 Washington    Substantially  $3,599,368   $       --
                contains approximately 56,000 square       leased
                feet of rentable space.  Substantial
                improvements have been made to the
                building since its acquisition.  The
                Company also acquired 25,000 square
                feet for parking near this building.

      1984      Bank Branch Building at W. 102 Indiana     Sold           $  396,250   $  569,858
                Avenue was under a long-term lease.        subsequent
                                                           to year end

      1992      The Pier One Building is a commercial      Leased         $3,176,219   $1,380,312
                building.  The building has two major
                tenants, who occupy over 60% of the
                space, and several other smaller
                tenants for the remaining space.

      1992      The AT&T Wireless Building is a            Leased         $  723,304   $  815,793
                commercial building constructed by the
                Company on the north river bank in
                Spokane.

      1995      Cornerstone Office Building is the         Leased         $1,581,087   $       --
                remodeled Birdies Golf Center, con-
                structed on 2 acres of the Cornerstone
                Office Park property.  It has approxi-
                mately 8,300 square feet of rental
                space occupied by two tenants.

      Multi-Family Housing:

      1969      The Broadmoor Apartments, formerly the     Occupied       $1,155,561   $       --
                Aqua View Apartments, is a 128-unit
                apartment complex.

                                                           July 31, 1999
                                                           ---------------------------------------
                                                           Rental/        Net          Mortgage
      Date                                                 Development    Carrying     or Contract
      Acquired  Description of Property                    Status         Value        Obligation
      --------  ----------------------------------------   -------------  ----------   -----------
      Land:

      1990      Cornerstone Office Park and property       Under          $  752,929   $       --
                consists of approximately 12 remaining     development
                acres of raw land in a location where
                there has been substantial commercial
                and residential development.

      1991      Tanglewood Ranch Park Estates (The Crest)  Being          $1,106,134   $       --
                in south Spokane County was acquired       marketed
                through a judicial foreclosure.  The
                area consisted of approximately 300
                acres of undeveloped land. In fiscal
                1999, one lot was sold, leaving approxi-
                mately 13 lots available for sale.

      1993      Approximately six acres in Auburn,         Being          $  172,386   $       --
                Washington zoned for multi-family housing  marketed
                were acquired through a foreclosure.


     Item 3. Legal Proceedings

     As of July 31, 1999, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.


     Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1999.

     PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     (a)  Principal Market.

          There is no established market for trading in the Company's common stock. Periodically, the Company will purchase and retire its common stock, but does not solicit such transactions.

     (b)  Stock Price and Dividend Information.

          There is no market information relative to the common stock price of the Company's stock as it is not actively traded. No dividends have been declared since 1990.

     (c)  Approximate Number of Holders of Common Stock.

          Common no par value -- 1,126 record holders.

     (d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 1999, the Company also has issued 3,000 shares of Class A preferred stock owned by two holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal years ended July 31, 1999 and 1998, dividends totaling $18,000 and $42,000 were declared and accrued on these shares, respectively. During the fiscal years ended July 31, 1997 and 1996, dividends totaling $62,400 were declared and accrued on these shares. The dividends were paid on August 3, 1999, August 3, 1998, August 1, 1997 and August 2, 1996, respectively.

     Item 6.  Selected Financial Data

     The following selected financial data have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                     Years Ended July 31,
                                                     -------------------------------------------------------------------
                                                     1999          1998          1997          1996          1995
                                                     -----------   -----------   -----------   -----------   -----------
      STATEMENT OF OPERATIONS DATA:

      Rental income                                  $ 2,268,810   $ 2,220,979   $ 2,398,369   $ 2,714,563   $ 2,832,139
      Interest income, including loan fees             2,183,276       963,297     1,032,847     1,138,935     1,375,420
      Gains on sales of real estate                    1,128,628       514,141     1,611,195       486,469       584,657
      Interest expense, net                            2,208,858     1,580,820     1,548,173     1,650,559     1,681,213
      Income (loss) from continuing operations,
        before income taxes                              853,559      (720,371)      879,238       182,114            --
      Net income (loss)                                  285,342      (596,936)      472,000        39,266       159,310
      Income (loss) applicable to common
        stockholders                                      57,342      (757,936)      357,600       (75,134)       44,910
      Income (loss) per common share - basic
        and diluted                                          .05          (.48)          .19          (.04)          .02
                                                     ===========   ===========   ===========   ===========   ===========
      Income (loss) from continuing operations
        per common share - basic and diluted                 .27          (.42)          .26          (.03)           --
                                                     ===========   ===========   ===========   ===========   ===========
      Cash dividends per common share                         --            --            --            --            --

      Weighted-average number of common
        shares outstanding                             1,161,677     1,591,484     1,895,105     1,938,076     1,960,746

      BALANCE SHEET DATA (AT YEAR END):

      Contracts, mortgages, finance notes and
        loans receivable, net                        $17,925,338   $11,149,009   $10,971,700   $10,492,944   $13,457,896
      Total assets                                    35,946,222    30,940,293    32,294,907    32,840,107    35,351,486
      Notes and contracts payable                     17,421,385    12,255,178    10,028,531    11,055,919    13,107,725
      Debentures                                       9,643,548     9,839,936     9,898,351     9,718,260     9,179,484
      Stockholders' equity                             6,980,693     6,647,479     9,689,896     9,397,005     9,544,017


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

     The Company engages in financing real estate collateralized contracts and loans, originating construction and interim loans, acquiring real estate that is either held for sale or developed and leased or sold and operating rental properties as its primary activities. In fiscal 1999, the Company expanded its lending activities associated with interim construction loans. During the past two years, the Company has also focused on the development and lease of its rental properties as demand for the available space in these projects has increased. Much of the Company's development of the commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes.

     The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concentration in Spokane County. The Company has concentrated its efforts on the development and sale of existing real estate projects to maximize the return from those investments. The Company has curtailed its contract acquisitions and now primarily originates real estate contracts to facilitate the sale of its property held for sale or development and, in fiscal 1998, began originating loans secured by real estate, including construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. These loans have involved properties located in the western United States.

     The Company finances its investments in real estate and loans primarily through collateralized line-of-credit arrangements with local banks, real estate notes or mortgages, and the sale of fixed rate debentures with terms ranging from one to ten years. The Company intends to continue using these funding sources in the future.

     RESULTS OF OPERATIONS

     For the years ended July 31, 1999, 1998 and 1997, the Company's net income (loss) was approximately $285,000, $(597,000) and $472,000, respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, the income (loss) applicable to common stockholders was approximately $57,000, $(758,000) and $358,000 in fiscal 1999, 1998 and 1997, respectively.

     Rental real estate activities have decreased due to sales of rental properties. Total rental income has decreased from $2,398,369 in fiscal 1997 to $2,268,810 in fiscal 1999. Reduced rental income could continue as a result of sales of some rental properties.

     The total interest income, including loan fees and amortization of discounts on acquired real estate contracts and loans, has increased from approximately $1,059,000 and $1,005,000 in fiscal 1997 and 1998, respectively, to approximately $2,211,000 in fiscal 1999. This increase corresponds directly with the increase in the Company's origination of constrution and interim commercial loans. In the last half of fiscal 1998, the Company began originating new commercial real property construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. Loan fees of $450,000 and net interest income of $251,000 have significantly increased as the loan portfolio has grown in fiscal 1999.

     Gains on the sale of real estate were approximately $1,129,000, $514,000 and $1,611,000 in fiscal 1999, 1998 and 1997, respectively.
     The Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

     The expenses associated with rental operations have remained relatively flat at approximately $2.1 million in fiscal 1999 from approximately $2.1 million in fiscal 1997. The rental activities of the Company are expected to continue to contribute to its profitability, but may be affected by sales of rental properties.

     Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $1,842,000, $1,212,000 and $1,188,000 in fiscal 1999, 1998 and 1997, respectively. In the last half of fiscal 1998 and through fiscal 1999, outstanding borrowings increased significantly due to advances drawn under the Company's lines of credit to fund the origination of construction and interim loans. These increased borrowings resulted in the increase in interest expense in fiscal 1999.

     Salaries and commissions have increased in absolute dollar amounts for each of the last three fiscal years. In fiscal 1999, salaries and commissions only increased $24,000. In fiscal 1998, additional staffing for Cornerstone Realty Advisors, Inc. resulted in increased salaries and commissions.

     General and administrative expenses in fiscal 1999 were significantly lower by approximately $155,000 than in fiscal 1998 due to nonrecurring legal fees incurred in fiscal 1998 of approximately $300,000 related to a minority stockholder lawsuit.

     The Company's effective income tax rate as a percentage of income
     (loss) from continuing operations before income taxes was 37% in fiscal 1999, compared to a benefit of 29% and a provision of 32% in fiscal 1998 and 1997, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1999, the Company had total stockholders' equity of approximately $6,981,000 and a total liabilities to equity ratio of
     4.15 to 1, which increased from 3.58 to 1 the year before. The increase in this ratio was primarily due to the increase in bank borrowings to fund new interim and construction loans in fiscal 1999. In fiscal 1999, the Company's primary sources of funds were approximately $1.1 million from the sale of real estate, $13.5 million in real estate contract collections, $.9 million from operating activities and $7.3 million from net line-of-credit and note borrowings. The primary uses of funds were approximately $.8 million used for the acquisition and improvements of real estate projects, $18.5 million used to originate new loans and acquire new contracts and mortgage notes, $.8 in repayment of maturing debentures, $.2 million for purchase and retirement of common stock and preferred stock, and approximately $2.6 million in repayment of outstanding long-term debt. As a holder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that much of the Company's investment in real estate contracts and established real estate leases have fixed returns, as do the Company's debentures. The interim and construction loans originated by the Company have variable interest rates and are primarily funded by variable interest rate loans so that the spread between the loans receivable interest rate and debt interest rate is maintained regardless of whether rates are increasing or decreasing. The Company will be affected by changes in the real estate market in Washington and other western states where it originates loans.

     The Company anticipates that the availability of funds and sales of debentures under its $21,812,500 line-of-credit and loan arrangements, of which approximately $13,925,000 was outstanding at July 31, 1999, will be sufficient to fund its short- and intermediate-term needs to retire maturing debentures and mortgage obligations, to continue development of its real estate projects as demand warrants, and to originate commercial real estate loans. The Company does not anticipate any significant capital expenditures during fiscal 2000, other than the completion of the remodeling of rental properties and the construction of a pre-leased building and other improvements to the Cornerstone Office Park.

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

     The Company also faces risk to the extent that its borrowers, vendors, service providers and others with whom the Company transacts business may not comply with Year 2000 requirements. The Company has initiated formal communications with significant borrowers, vendors and service providers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties are not Year 2000 compliant, the Company's results of operations could be materially adversely affected.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk and could potentially have a material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activity.

     The Company's profitability is affected by fluctuations in the interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. In addition, real estate lending may slow in a rising interest rate environment.

     The Company mitigates interest rate risk on the interim and construction loans it originates by having variable interest rates on these loans tied to the variable interest rates on its borrowings to fund the loans. These loans are short-term loans (generally one to two years, including extensions). Permanent financing for these loans is obtained from the secondary market and includes such sources as banks, savings and loan institutions, life insurance companies, credit unions and conduits.

   The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' estimated fair values at July 31, 1999.

                          2000         2001         2002         2003         2004         Thereafter   Balance      Fair Value
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Interest-sensitive
   assets:
    Contracts, mortgages,
     finance notes
     and loans
     receivable           $ 9,238,794  $   449,193  $ 2,173,037  $   526,853  $   570,582  $ 5,279,847  $18,238,306  $18,238,306

  Interest-sensitive
   liabilities:
    Notes payable to
     banks                 11,502,961    2,422,444                                                       13,925,405   13,925,405
    Installment con-
     tracts, mortgage
     notes and notes
     payable                  137,543      241,788      255,781      248,238      224,924    2,387,706    3,495,980    3,495,980
    Debenture bonds         1,435,825      932,645      820,309      883,000    1,582,411    3,989,358    9,643,548    9,643,548

  Off-balance sheet
   items:
    Undisbursed loans
     receivable             4,828,082                                                                     4,828,042    4,828,042


  Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal.

     Item 8.  Financial Statements and Supplementary Data

     Report of independent accountants

     Financial statements:

       Consolidated balance sheets

       Consolidated statements of operations

       Consolidated statements of comprehensive income (loss)

       Consolidated statements of stockholders' equity

       Consolidated statements of cash flows

       Notes to consolidated financial statements



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements on accounting issues or financial statement disclosure during the fiscal year ended July 31, 1999 or any interim period after July 31, 1999.

     [PricewaterhouseCoopers LLP Letterhead]

     REPORT OF INDEPENDENT ACCOUNTANTS


     Board of Directors and Stockholders
     Pacific Security Companies and Subsidiaries
     Spokane, Washington


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income
     (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pacific Security Companies and its subsidiaries (the Company) at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                          /s/PricewaterhouseCoopers LLP

     September 29, 1999

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     July 31, 1999 and 1998

                                                       1999         1998
                                                       -----------  -----------
     Assets:
       Cash and cash equivalents:
         Unrestricted                                  $   512,472  $   318,026
         Restricted                                         16,321       11,289
                                                       -----------  -----------
                                                           528,793      329,315
                                                       -----------  -----------
       Receivables:
         Contracts, mortgages, finance notes and
           loans receivable, net:
             Related parties                               214,795      427,183
             Unrelated                                  17,710,543   10,721,826
                                                       -----------  -----------
                                                        17,925,338   11,149,009
         Accrued interest                                   98,319      391,076
         Income taxes                                           --      154,857
         Other                                              31,475        2,415
                                                       -----------  -----------
                                                        18,055,132   11,697,357
                                                       -----------  -----------
       Investment in rental properties, net             14,807,679   13,588,145
                                                       -----------  -----------
       Investment in golf center, net                           --    2,070,994
                                                       -----------  -----------
       Other investments:
         Property held for sale and development          2,031,448    2,775,542
         Marketable securities                             242,168       88,062
                                                       -----------  -----------
                                                         2,273,616    2,863,604
                                                       -----------  -----------
       Other assets:
         Vehicles and equipment, net                        33,590       35,957
         Prepaid and other, net                            247,412      296,590
         Golf center inventories                                --       58,331
                                                       -----------  -----------
                                                           281,002      390,878
                                                       -----------  -----------
             Total assets                              $35,946,222  $30,940,293
                                                       ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     July 31, 1999 and 1998


                                                       1999         1998
                                                       -----------  -----------
     Liabilities:
       Notes payable to banks                          $13,925,405  $ 6,643,826
                                                       -----------  -----------
       Installment contracts, mortgage notes and
         notes payable:
           Related parties                                 337,695    1,028,758
           Unrelated                                     3,158,285    4,582,594
                                                       -----------  -----------
                                                         3,495,980    5,611,352
                                                       -----------  -----------
       Debenture bonds                                   9,643,548    9,839,936
                                                       -----------  -----------
       Accrued expenses and other liabilities:
         Related parties                                   254,590      207,240
         Unrelated                                         874,602      913,588
                                                       -----------  -----------
                                                         1,129,192    1,120,828
                                                       -----------  -----------
       Income taxes                                         59,131           --
       Deferred income taxes                               712,273      586,872
                                                       -----------  -----------
             Total liabilities                          28,965,529   23,802,814
                                                       -----------  -----------
       Commitments and contingencies (Notes 2, 3,
         7, 8, 9, and 14)

       Redeemable Class A preferred stock, $100 par
         value; $100 redemption value; authorized
         20,000 shares; issued and outstanding
         0 and 7,000 shares                                     --      700,000
       Less: Net discount on issuance of preferred
         stock                                                  --     (210,000)
                                                       -----------  -----------
                                                                --      490,000
                                                       -----------  -----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     July 31, 1999 and 1998


                                                       1999         1998
                                                       -----------  -----------
     Stockholders' equity:
       Preferred stock:
         Class A preferred stock, $100 par value;
           authorized 20,000 shares; issued and
           outstanding, 3,000 shares                   $   300,000  $        --
         Preferred stock, authorized 10,000,000
           no par value shares; no shares issued
           and outstanding                                      --           --
       Common stock:
         Original class, authorized 2,500,000 no
           par value shares, $3 stated value;
           issued and outstanding, 1,152,532 and
           1,172,488 shares                              3,457,597    3,517,464
         Class B, authorized 30,000 no par value
           shares; no shares issued and out-
           standing
       Additional paid-in capital                        1,804,009    1,776,951
       Retained earnings                                 1,418,705    1,361,363
       Accumulated comprehensive income (loss), net            382       (8,299)
                                                       -----------  -----------
           Total stockholders' equity                    6,980,693    6,647,479
                                                       -----------  -----------
           Total liabilities and stockholders' equity  $35,946,222  $30,940,293
                                                       ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the years ended July 31, 1999, 1998 and 1997


                                                          1999          1998          1997
                                                          -----------   -----------   -----------
      Income:
        Rental                                            $ 2,268,810   $ 2,220,979   $ 2,398,369
        Interest, including loan fees of $450,285,
          $59,979 and $27,775                               2,183,276       963,297     1,032,847
        Amortization of discounts on real estate
          contracts                                            27,633        41,992        25,856
        Gain on sales of real estate                        1,128,628       514,141     1,611,195
        Gain on sale of marketable securities                 279,082            --            --
        Other, net                                             45,897        49,412       (32,757)
                                                          -----------   -----------   -----------
                                                            5,933,326     3,789,821     5,035,510
                                                          -----------   -----------   -----------
      Expenses:
        Rental operations:
          Depreciation and amortization                       663,272       628,149       640,105
          Interest                                            366,817       369,276       360,632
          Other                                             1,064,448     1,038,890     1,097,046
                                                          -----------   -----------   -----------
                                                            2,094,537     2,036,315     2,097,783
        Interest, net of amount capitalized                 1,842,041     1,211,544     1,187,541
        Salaries and commissions                              735,120       710,660       608,550
        General and administrative                            368,848       523,443       250,532
        Depreciation and amortization                          39,014        26,031         9,078
        Uncollectible accounts                                    207         2,199         2,788
                                                          -----------   -----------   -----------
                                                            5,079,767     4,510,192     4,156,272
                                                          -----------   -----------   -----------
      Income (loss) from continuing operations
        before income taxes                                   853,559      (720,371)      879,238
      Income tax provision (benefit)                          312,565      (206,429)      277,668
                                                          -----------   -----------   -----------
      Income (loss) from continuing operations                540,994      (513,942)      601,570

      Discontinued operations:
        Loss from discontinued operations of golf
          center (less federal income tax benefit
          of $147,584, $33,407 and $59,860)                  (255,652)      (82,994)     (129,570)
                                                          -----------   -----------   -----------
      Net income (loss)                                       285,342      (596,936)      472,000
      Less: Preferred stock dividends                         (18,000)      (42,000)      (62,400)
          Accretion of discount on preferred stock           (210,000)     (119,000)      (52,000)
                                                          -----------   -----------   -----------
      Income (loss) applicable to common stockholders     $    57,342   $  (757,936)  $   357,600
                                                          ===========   ===========   ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED for the years ended July 31, 1999, 1998 and 1997


                                                          1999          1998          1997
                                                          -----------   -----------   -----------
      Income (loss) from continuing operations
        applicable to common stockholders                 $   312,994   $  (674,942)  $   487,170
                                                          ===========   ===========   ===========
      Income (loss) per common share - basic and
        diluted                                           $       .05   $      (.48)  $       .19
                                                          ===========   ===========   ===========
      Income (loss) from continuing operations per
        common share - basic and diluted                  $       .27   $      (.42)  $       .26
                                                          ===========   ===========   ===========

      Loss from discontinued operations per common
        share - basic and diluted                         $      (.22)  $      (.05)  $      (.07)
                                                          ===========   ===========   ===========
      Weighted average common shares outstanding -
        basic and diluted                                   1,161,677     1,591,484     1,895,105
                                                          ===========   ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) for the years ended July 31, 1999, 1998 and 1997

                                                          1999          1998          1997
                                                          -----------   -----------   -----------
      Net income (loss)                                   $   285,342   $  (596,936)  $   472,000

      Other comprehensive income before income taxes:
          Changes in unrealized losses on marketable
            securities                                         13,152         1,058        19,470
                                                          -----------   -----------   -----------
      Other comprehensive income (loss) before
        income taxes                                          298,494      (595,878)      491,470
      Less deferred income taxes                               (4,471)         (361)      (12,940)
                                                          -----------   -----------   -----------
      Comprehensive income (loss)                         $   294,023   $  (596,239)  $   478,530
                                                          ===========   ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended July 31, 1999, 1998 and 1997


                                                                        Additional                  Accumulated
                                            Preferred     Common        Paid-In       Retained      Comprehensive
                                            Stock         Stock         Capital       Earnings      Income (Loss)   Total
                                            -----------   -----------   -----------   -----------   -------------   -----------
      Balances, July 31, 1996                             $ 5,754,255   $ 1,805,001   $ 1,853,275    $   (15,526)   $ 9,397,005
        Net income                                                                        472,000                       472,000
        Unrealized gain on marketable
          securities                                                                                       6,530          6,530
        Purchase and retirement
          of common stock
          (45,960 shares)                                    (137,880)       66,641                                     (71,239)
        Cash dividend declared on
          preferred stock                                                                 (62,400)                      (62,400)
        Accretion of discount on
          preferred stock, including
          redemption of 1,000 shares                                         35,000       (87,000)                      (52,000)
                                            -----------   -----------   -----------   -----------    -----------    -----------
      Balances, July 31, 1997                               5,616,375     1,906,642     2,175,875         (8,996)     9,689,896
        Net loss                                                                         (596,936)                     (596,936)
        Unrealized gain on marketable
          securities                                                                                         697            697
        Purchase and retirement
          of common stock
          (699,637 shares)                                 (2,098,911)      (94,691)      (56,576)                   (2,250,178)
        Cash dividend declared on
          preferred stock                                                                 (42,000)                      (42,000)
        Accretion of discount on
          preferred stock, including
          redemption of 2,400 shares                                        (35,000)     (119,000)                     (154,000)
                                            -----------   -----------   -----------   -----------    -----------    -----------

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended July 31, 1999, 1998 and 1997

                                                                        Additional                  Accumulated
                                            Preferred     Common        Paid-In       Retained      Comprehensive
                                            Stock         Stock         Capital       Earnings      Income (Loss)   Total
                                            -----------   -----------   -----------   -----------   -------------   -----------
      Balances, July 31, 1998                             $ 3,517,464   $ 1,776,951   $ 1,361,363    $    (8,299)   $ 6,647,479
        Net income                                                                        285,342                       285,342
        Unrealized gain on marketable
          securities                                                                                       8,681          8,681
        Purchase and retirement
          of common stock
          (19,956 shares)                                     (59,867)       27,058                                     (32,809)
        Cash dividend declared on
          preferred stock                                                                 (18,000)                      (18,000)
        Accretion of discount on
          preferred stock, including
          redemption of 4,000 shares
          and conversion of 3,000
          shares                                                           (210,000)                    (210,000)
        Conversion of redeemable
          preferred stock                   $   300,000                                                                 300,000
                                            -----------   -----------   -----------   -----------    -----------    -----------
      Balances, July 31, 1999               $   300,000   $ 3,457,597   $ 1,804,009   $ 1,418,705    $       382    $ 6,980,693
                                            ===========   ===========   ===========   ===========    ===========    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended July 31, 1999, 1998 and 1997


                                                          1999          1998          1997
                                                          -----------   -----------   -----------
      Cash flows from operating activities:
        Cash received from contracts, rentals and
          golf center sales                               $ 2,836,790   $ 2,690,419   $ 2,759,659
        Interest received                                   1,775,529       879,135     1,003,265
        Cash paid to suppliers and employees               (2,297,644)   (2,590,272)   (2,269,308)
        Interest paid, net of amounts capitalized          (1,610,269)   (1,040,047)     (995,036)
        Income taxes refunded (paid)                          170,330            --      (643,000)
                                                          -----------   -----------   -----------
            Net cash from operating activities                874,736       (60,765)     (144,420)
                                                          -----------   -----------   -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                  1,140,122       566,628     2,032,279
        Proceeds from sales and maturities of
          marketable securities                               337,796            --            --
        Purchase of marketable securities                    (200,062)           --            --
        Collections on contracts, mortgages, finance
          notes and loans receivable                       13,461,784     7,208,934     2,462,229
        Origination of loans receivable and investment
          in contracts, mortgages and finance notes       (18,521,619)   (6,471,596)   (1,535,634)
        Additions to rental properties, property
          held for sale, property under develop-
          ment, golf center, vehicles and equipment          (847,658)   (1,673,150)   (1,353,211)
        Change in restricted investments                       (5,032)      351,549        11,348
        Other                                                      --            --        16,335
                                                          -----------   -----------   -----------
            Net cash from investing activities             (4,634,669)      (17,635)    1,633,346
                                                          -----------   -----------   -----------
      Cash flows from financing activities:
        Net borrowings under line-of-credit agreements      7,281,579     1,238,827       956,989
        Proceeds from installment contracts,
          mortgage notes and notes payable                    283,333       434,688            --
        Payments on installment contracts,
          mortgage notes and notes payable                 (2,598,705)     (300,868)   (1,984,377)
        Proceeds from sales of debenture bonds                 76,912       340,657       447,223
        Redemption of debenture bonds                        (813,931)     (954,296)     (814,535)
        Redemption of preferred stock                        (200,000)     (240,000)     (100,000)
        Payment of dividends on preferred stock               (42,000)      (62,400)      (62,400)
        Purchase and retirement of common stock               (32,809)     (385,240)      (71,239)
                                                          -----------   -----------   -----------
            Net cash from financing activities              3,954,379        71,368    (1,628,339)
                                                          -----------   -----------   -----------
      Net increase (decrease) in cash and cash
        equivalents                                           194,446        (7,032)     (139,413)
      Cash and cash equivalents, beginning of year            318,026       325,058       464,471
                                                          -----------   -----------   -----------
      Cash and cash equivalents, end of year              $   512,472   $   318,026   $   325,058
                                                          ===========   ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended July 31, 1999, 1998 and 1997


                                                          1999          1998          1997
                                                          -----------   -----------   -----------
      Reconciliation of net income (loss) to net
        cash from operating activities:
          Net income (loss)                               $   285,342   $  (596,936)  $   472,000
          Adjustments to reconcile net income (loss)
            to net cash from operating activities:
              Depreciation and amortization                   743,802       750,370       740,980
              Deferred income tax provision (benefit)         121,324      (534,967)      274,374
              Deferred financing income realized              (27,633)      (41,992)      (25,856)
              Interest accrued on debenture bonds             540,631       555,224       547,403
              Gain on sales of marketable securities         (279,082)           --            --
              Gain on sales of real estate                 (1,128,628)     (514,141)   (1,611,195)
              Uncollectible accounts                               --         2,199         2,788
              Change in assets and liabilities:
                Accrued interest receivable                    42,537      (299,157)       (1,808)
                Income taxes                                  213,988       299,764      (699,565)
                Prepaid expenses                               49,178        35,252        61,617
                Golf center inventories                        58,331        (2,830)       27,851
                Accrued expenses and other liabilities        282,584       258,323        29,047
                Other, net                                    (27,638)       28,126        37,944
                                                          -----------   -----------   -----------
                   Net cash from operating activities     $   874,736   $   (60,765)  $  (144,420)
                                                          ===========   ===========   ===========
      Supplemental schedule of noncash investing
        and financing activities:
          Company financed sale of property               $ 1,775,358   $   486,300   $ 1,379,495
          Accretion of discount on preferred stock            150,000       119,000        52,000
          Stock dividend declared and unpaid                   18,000        42,000        62,400
          Transfer of investment in golf center to
            investment in rental properties                 1,366,683            --            --
          Transfer of investment in golf center to
            property held for sale or development             460,182            --            --
          Note payable issued for purchase and
            redemption of preferred shares                    200,000            --            --
          Deferred gain recognized on sale of property             --        41,516       507,703
          Related party note issued in exchange for
            non-competition agreement                              --       125,000            --
          Exchange of real estate for purchase and
            redemption of common shares                            --     1,143,500            --
          Notes payable issued for purchase and
            redemption of common shares                            --       729,000            --


     The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended July 31, 1999, 1998 and 1997

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Pacific Security Companies and subsidiaries (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling and leasing real properties and in financing contracts and loans, collateralized by real estate. Most of the Company's real estate activities are concentrated within the state of Washington. During the year ended July 31, 1998, the Company began originating commercial real estate loans on properties located in the western United States.

          A summary of the significant accounting policies followed by the Company is presented below:

            CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cornerstone Properties and Development, Inc. (formerly the Aqua View Apartments, Inc.) operating as the Broadmoor Apartments, and Cornerstone Realty Advisors, Inc. which was formed in March 1998. All significant intercompany accounts and transactions have been eliminated.

            CASH AND CASH EQUIVALENTS

            The Company deposits all cash and cash equivalents with high quality financial institutions. At times, the deposits may exceed the federal insured limit.

            The Company considers highly liquid debt instruments, if any, purchased with a remaining maturity of three months or less to be cash equivalents.

            CONTRACTS, MORTGAGES, FINANCE NOTES AND LOANS RECEIVABLE

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

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

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

            INVESTMENT IN GOLF CENTER

            The discontinued golf center assets, including land, building and improvements and furniture and equipment, are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives as summarized below:

                                                            Years
                                                            -----
              Buildings and improvements                    15-40
              Furniture and equipment                        3-10

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            INTEREST CAPITALIZATION

            All costs associated with self-constructed assets (including interest and real estate taxes) incurred during the construction period are capitalized. Interest costs of approximately $98,000 were capitalized during the year ended July 31, 1997.

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

            MARKETABLE SECURITIES

            The Company's investments, consisting of debt and equity securities, are classified as "available for sale" and, therefore, are carried at market value. Realized gains and losses on the sale of these marketable securities are recognized on a specific identification basis in the consolidated statement of operations in the period the securities are sold. Unrealized gains and losses are excluded from operations and reported as a separate component of accumulated comprehensive income (loss), net of related income taxes.

            INTANGIBLE ASSETS

            The amount paid under a covenant not-to-compete is being amortized on a straight-line basis over the five-year term of the related agreement. Accumulated amortization associated with this agreement was $36,441 and $11,441 at July 31, 1999 and 1998, respectively.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            VEHICLES AND EQUIPMENT

            Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $213,850 and $198,073 at July 31, 1999 and 1998, respectively.
            Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

            GOLF CENTER INVENTORIES

            Golf center inventories were stated at the lower of cost or estimated net realizable value using the first-in, first-out method.

            SALES OF REAL ESTATE

            Profit on sale of real estate is recognized when the buyers' initial and continuing investment is adequate to demonstrate
            (1) a commitment to fulfill the terms of the transaction, (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risk and rewards of ownership to the buyer.

            Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition. Losses arising from sales of real estate are recognized immediately upon sale.

            RECOGNITION OF RENTAL INCOME

            Rental income on cancelable operating leases is recognized as it becomes receivable in accordance with the provisions of the lease. Rental income on noncancelable operating leases which contain fixed escalation clauses is recognized on the straight-line method over the term of the lease. The difference between income earned and lease payments received from the tenants is included in the other assets on the consolidated balance sheet.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

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

            The Company allocates income taxes between continuing and discontinued operations in proportion to their individual effects on the consolidated income tax provision (benefit) at the Company's effective tax rate for the respective period.

            INCOME OR LOSS PER SHARE

            Income (loss) per share - basic is computed by dividing income
            (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company did not have any potentially dilutive common shares outstanding during the years ended July 31, 1999, 1998 and 1997; therefore, diluted earnings per share amounts are identical to basic earnings per share. The Company also presents income (loss) per share for continuing and discontinued operations.

            INTEREST RATE RISK

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

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            OFF-BALANCE-SHEET INSTRUMENTS

            The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

            The Company has also entered into participation agreements with other lenders to reduce its credit risk on certain commercial loans. The use of participations enables the Company to diversify its portfolio among its borrowers and lenders and mitigate significant geographical and credit concentration.

            COMPREHENSIVE INCOME

            During the year ended July 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement required the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. Prior periods' financial statements have been presented and reclassified to conform to this Statement.

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

            RECLASSIFICATIONS

            Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      2.  CONTRACTS, MORTGAGES, FINANCE NOTES AND LOANS RECEIVABLE:

          The components of contracts, mortgages, finance notes and loans receivable at July 31, 1999 and 1998 are as follows:

                                                                1999          1998
                                                                -----------   -----------
              Contracts, mortgages and finance notes
                 receivable                                     $ 6,607,188   $ 7,298,708
              Originated loans receivable                        16,459,200     4,931,340
              Undisbursed portion of loans receivable            (4,828,082)     (837,272)
                                                                -----------   -----------
                                                                 18,238,306    11,392,776
              Unamortized discounts, net                           (113,479)     (141,113)
              Unearned loan fees, net                              (194,581)      (97,746)
              Allowance for loan losses                              (4,908)       (4,908)
                                                                -----------   -----------
              Contracts, mortgages, finance notes and
                 loans receivable, net                          $17,925,338   $11,149,009
                                                                ===========   ===========

          At July 31, 1999 and 1998, three individual contract, mortgage, finance note and loan receivable balances represented approximately 13%, 9% and 8% and 15%, 13% and 13% of the gross outstanding receivable, respectively. Additionally, aggregate amounts receivable from two separate borrowers represented 14% and 13% of the gross outstanding receivable at July 31, 1999.

          At July 31, 1999 and 1998, the aging of the gross amounts due on contracts, mortgages, finance notes and loans receivable was as follows:

                                                                1999          1998
                                                                -----------   -----------
              Current                                           $17,892,985   $11,086,501
              31 to 60 days                                           6,785        53,552
              60 to 90 days                                              --            --
              Over 90 days                                          338,536       252,723
                                                                -----------   -----------
                                                                $18,238,306   $11,392,776
                                                                ===========   ===========

          Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. At July 31, 1999 and 1998, the fair value of the underlying collateral, net of selling costs, is estimated to be

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      2.  CONTRACTS, MORTGAGES, FINANCE NOTES AND LOANS RECEIVABLE,
          CONTINUED:

          greater than the carrying value of the related receivables, and thus, no allowance for loss has been provided. The receivables are collateralized primarily by residential and commercial real estate located in the western United States. These estimates can be affected by changes in the economic environment in the western United States and the resultant effect on real estate values. As a result of changing economic conditions, the amount of the allowance for loan losses could change in the near term.


      3.  INVESTMENTS IN RENTAL PROPERTIES:

          Following is a summary of investments in rental properties at July 31, 1999 and 1998:

                                                                1999          1998
                                                                -----------   -----------
              Land                                              $ 2,389,128   $ 2,417,729
              Buildings and improvements                         17,842,108    16,130,418
              Furniture and equipment                             1,267,220     1,166,014
                                                                -----------   -----------
                                                                 21,498,456    19,714,161
              Less accumulated depreciation                      (6,690,777)   (6,126,016)
                                                                -----------   -----------
                                                                $14,807,679   $13,588,145
                                                                ===========   ===========

          The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of July 31, 1999:

            Year Ending
            July 31,
            -----------
            2000                                       $ 1,294,324
            2001                                         1,068,944
            2002                                           842,406
            2003                                           670,786
            2004                                           293,259
            Thereafter                                      10,228
                                                       -----------
            Total minimum future rentals               $ 4,179,947
                                                       ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      3.  INVESTMENTS IN RENTAL PROPERTIES, CONTINUED:

          These properties are primarily located in the greater Spokane, Washington geographical area. Losses on investments in rental properties are recognized if the anticipated undiscounted cash flows from operations or the sale of the rental property, net of selling costs, are estimated to be less than the carrying value of the related asset. These estimates can be affected by changes in the economic environment of the Spokane, Washington area and the resultant effect on the real estate rental and property values. As a result of changing economic conditions, these estimates could change in the near term.

          Historically, the sales of certain rental property and land were subject to sales contracts, but had not met the criterion to be recorded as a sale. Therefore, the deposit method of accounting for these sales was applied, resulting in the classification of approximately $159,000 as investments in rental properties and deferred gains of approximately $41,000 at July 31, 1997. These gains were recognized during the year ended July 31, 1998 when the criterion for a sale was met.


      4.  DISCONTINUED OPERATION:

          In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consisted of a driving range, lighted fairways with five target greens, a pro shop, a putting green and teaching studios.

          On December 1, 1998, the Company decided to close Birdies and commenced a liquidation of assets. The Company has leased the Birdies building and plans to sell the driving range land. The consolidated financial statements of the Company for the years ended July 31, 1998 and 1997 have been reclassified to present the operations of Birdies Golf Center as a discontinued operation.

          The following is a summary of the investment in the golf center at July 31, 1998:

            Land                                       $   350,000
            Building and improvements                    1,696,175
            Furniture and equipment                        271,896
                                                       -----------
                                                         2,318,071
            Less accumulated depreciation                 (247,077)
                                                       -----------
                                                       $ 2,070,994
                                                       ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      4.  DISCONTINUED OPERATION, CONTINUED:

          Information about the discontinued operations of the Birdie's business segment is as follows:

                                                        Years Ended July 31,
                                                        ---------------------------------
                                                        1999        1998        1997
                                                        ---------   ---------   ---------
              Operating revenues                        $ 103,848   $ 332,815   $ 343,528
              Loss from discontinued operations
                 before federal income tax benefit       (403,236)   (116,401)   (189,430)
              Loss from discontinued operations,
                 net of federal income tax benefit       (255,652)    (82,994)   (129,570)

          Total assets associated with the discontinued operation were $2,211,911 at July 31, 1998. Proceeds from the sale of these assets during the year ended July 31, 1999 were $188,592. At July 31, 1999, the Birdies building has been included in investment in rental properties, and the excess land associated with Birdies has been included in property held for sale and development.


      5.  BUSINESS SEGMENT REPORTING:

          Information about the Company's separate continuing business segments and in total as of and for the years ended July 31, 1999, 1998 and 1997 is as follows:

                                                               Real Estate
                                                 Commercial    Rental and
                                                 Lending       Receivable
                                                 Operations    Operations    Total
                                                 -----------   -----------   -----------
              1999:
                 Revenue                         $ 1,524,139   $ 4,409,187   $ 5,933,326
                 Income from continuing
                   operations                        476,088       377,471       853,559
                 Identifiable assets, net         11,683,670    24,262,552    35,946,222
                 Depreciation and amortization         1,075       742,727       743,802
                 Capital expenditures                  3,440       844,218       847,658

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      5.  BUSINESS SEGMENT REPORTING, CONTINUED:

                                                               Real Estate
                                                 Commercial    Rental and
                                                 Lending       Receivable
                                                 Operations    Operations    Total
                                                 -----------   -----------   -----------
              1998:
                 Revenue                         $   183,272   $ 3,606,549   $ 3,789,821
                 Income (loss) from continuing
                   operations                          3,245      (723,616)     (720,371)
                 Identifiable assets, net          4,473,573    26,466,720    30,940,293
                 Depreciation and amortization           277       750,093       750,370
                 Capital expenditures                  4,524     1,668,626     1,673,150

              1997:
                 Revenue                         $        --   $ 5,035,510   $ 5,035,510
                 Income from continuing
                   operations                             --       879,238       879,238
                 Identifiable assets, net                 --    32,294,907    32,294,907
                 Depreciation and amortization            --       740,980       740,980
                 Capital expenditures                     --     1,353,211     1,353,211

          The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company's reportable business segments are its commercial loan origination business and its rental and receivable operations. Its commercial loan origination business, operated as Cornerstone Realty Advisors, Inc., originates commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      6.  MARKETABLE SECURITIES:

          A summary of investments in marketable securities at July 31, 1999 and 1998 is as follows:

                                        1999                               1998
                                        --------------------------------   --------------------------------
                                                                Market/                            Market/
                                                   Unrealized   Carrying              Unrealized   Carrying
                                        Cost       Gain         Value      Cost       Loss         Value
                                        --------   ----------   --------   --------   ----------   --------
              Equity securities         $199,865    $    579    $200,444   $ 41,235    $(12,573)   $ 28,662
                 Debt securities          41,724          --      41,724     59,400          --      59,400
                                        --------    --------    --------   --------    --------    --------
                                        $241,589    $    579    $242,168   $100,635    $(12,573)   $ 88,062
                                        ========    ========    ========   ========    ========    ========

          The debt securities matured during the year ended July 31, 1998. Proceeds from the partial redemption of these securities of $17,676 were received during the year ended July 31, 1999. In connection with the reorganization of the issuer, the outstanding balance of these securities is expected to be paid in the year ending July 31, 2000 at the full principal amount.

          Proceeds from the sale of marketable securities during the year ended July 31, 1999 were $320,120, resulting in gross realized gains of $279,082. Included in these sales were securities which had no carrying value as they had been previously written down in connection with the issuer's bankruptcy proceedings.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      7.  NOTES PAYABLE TO BANKS:

          Notes payable to banks consisted of the following at July 31, 1999 and 1998:

                                                                1999          1998
                                                                -----------   -----------
              U.S. Bank of Washington, short-term line of
                 credit, $11,000,000 commitment, interest
                 at the prime rate plus 0.375%, expires
                 October 1, 1999, guaranteed by Wayne Guthrie:
                   Collateralized by contracts, mortgages and
                     finance notes receivable                   $ 3,075,149   $ 4,163,189
                   Collateralized by loans receivable             5,116,210     1,435,327

              Western Bank, line of credit, $8,000,000
                 commitment, interest at the prime rate plus
                 0.25%, expires December 1, 1999, collateral-
                 ized by contracts and loans receivable and
                 guaranteed by Wayne and David Guthrie
                 (stockholder of the Company)                     3,311,602     1,045,310

              Sterling Savings Bank, line of credit,
                 $2,812,500 commitment, interest at the Bank
                 of America Reference Rate (BARR) plus 0.25%,
                 expires June 1, 2001, guaranteed  by Wayne
                 and David Guthrie                                2,422,444            --
                                                                -----------   -----------
                                                                $13,925,405   $ 6,643,826
                                                                ===========   ===========

          The prime rate and the BARR referenced on the above notes were 8.00% at July 31, 1999. $8,000,000 of the U.S. Bank of Washington line of credit was extended to December 15, 1999.

          The above line-of-credit agreements contain restrictive covenants requiring the maintenance of minimum tangible net worth, and certain debt service coverage, debt to worth and fixed charge ratios. At July 31, 1999, the Company was in compliance with the financial covenants in these agreements.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      7.  NOTES PAYABLE TO BANKS, CONTINUED:

          The following assets were pledged as collateral on these notes payable at July 31, 1999 and 1998:

                                                  1999         1998
                                                  -----------  -----------
            Contracts receivable                  $ 3,359,806  $ 3,003,208
            Loans receivable                        5,116,209    1,435,238
            Rental properties                       7,231,398    4,905,085
                                                  -----------  -----------
                                                  $15,707,413  $ 9,343,531
                                                  ===========  ===========

      8.  INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE:

          Installment contracts, mortgage notes and notes payable consist of the following at July 31, 1999 and 1998:

                                                               1999          1998
                                                               ------------- -----------
              Installment contracts and mortgage notes
                payable, interest at 7.0% to 9.0%,
                aggregate monthly payments, including
                interest of $54,269, mature 1999 through
                2021, collateralized by various properties     $ 3,439,096   $ 4,643,887
              Notes payable to former stockholders,
                interest at 7.0%, aggregate monthly
                payments, including interest of $5,317,
                mature 2003, collateralized by property                 --       850,416
              Other notes payable                                   56,884       117,049
                                                               -----------   -----------
                                                               $ 3,495,980   $ 5,611,352
                                                               ===========   ===========

          Scheduled future maturities of contracts, mortgage notes and notes payable are as follows:

            Year Ending
            July 31,
            -----------
            2000                                  $   137,543
            2001                                      241,788
            2002                                      255,781
            2003                                      248,238
            2004                                      224,924
            Thereafter                              2,387,706
                                                  -----------
                                                  $ 3,495,980
                                                  ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      9.  DEBENTURE BONDS:

          The Company has issued unsecured investment bonds to residents of the state of Washington under the Securities Act of Washington. The proceeds have been primarily used in making funds available for contracts and loans and the development, improvement and acquisition of commercial real property.

          The outstanding bonds have original maturities ranging from one to ten years and the interest rates vary depending upon the maturity.

          Outstanding bonds by interest rate categories were as follows at July 31, 1999 and 1998:

            Bond Interest Rate                    1999         1998
            ------------------                    -----------  -----------
            5.75%                                 $        --  $   141,530
            6.00                                       98,735      132,803
            6.25                                       45,467       29,490
            6.50                                      436,280      535,561
            7.00                                      175,707       65,618
            7.25                                      149,250      176,345
            7.50                                    1,501,550    1,669,324
            7.75                                      842,234      756,709
            8.00                                      568,753      788,032
            8.25                                    1,013,729      964,264
            8.50                                    1,502,661    1,416,790
            8.75                                      343,056      341,911
            9.00                                    1,809,218    1,721,023
            9.25                                      341,394      314,511
            9.50                                      779,933      753,906
            10.00                                      16,039       14,531
            10.50                                      12,648       11,403
            11.00                                       6,894        6,185
                                                  -----------  -----------
                                                  $ 9,643,548  $ 9,839,936
                                                  ===========  ===========

          The weighted-average annual interest rate on outstanding debentures at July 31, 1999 and 1998 was 8.26% and 8.19%, respectively.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

      9.  DEBENTURE BONDS, CONTINUED:

          Estimated future contractual maturities of outstanding debenture bonds are as follows:


            Year Ending
            July 31,

            2000                                  $ 1,435,825
            2001                                      932,645
            2002                                      820,309
            2003                                      883,000
            2004                                    1,582,411
            Thereafter                              3,989,358
                                                  -----------
                                                  $ 9,643,548
                                                  ===========

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

          The Company's permit to offer debentures for sale under the Securities Act of Washington expired in November 1998, and while a registration statement has been filed, it is not currently effective. Thus, the Company did not sell any new debentures from the expiration of its permit to July 31, 1999.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     10.  INCOME TAXES:

          The components of the income tax provision (benefit) are as follows:

                                                          1999          1998          1997
                                                          -----------   -----------   -----------
              Federal:
                Current                                   $    43,657   $   295,131   $   (56,566)
                Deferred                                      121,324      (534,967)      274,374
                                                          -----------   -----------   -----------
                                                              164,981      (239,836)      217,808
              Benefit allocated to discontinued
                operations                                    147,584        33,407        59,860
                                                          -----------   -----------   -----------
            Income tax provision (benefit) from
              continuing operations                       $   312,565   $  (206,429)  $   277,668
                                                          ===========   ===========   ===========

        The components of the net deferred tax liability at July 31, 1999 and 1998 are as follows:

                                                          Assets        Liabilities   Total
                                                          -----------   -----------   -----------
            1999:
              Depreciation                                              $  (483,555)  $  (483,555)
              Installment gains                                            (299,457)     (299,457)
              Unrealized gains on marketable
                   securities                                                  (197)         (197)
              Accrued expenses                            $    52,967                      52,967
              Other, net                                       17,969                      17,969
                                                          -----------   -----------   -----------
                                                          $    70,936   $  (783,209)  $  (712,273)
                                                          ===========   ===========   ===========
            1998:
              Depreciation                                              $  (324,403)  $  (324,403)
              Installment gains                                            (330,106)     (330,106)
              Unrealized losses on marketable
                   securities                             $     4,274                       4,274
              Accrued expenses                                 46,297                      46,297
              Other, net                                       17,066                      17,066
                                                          -----------   -----------   -----------
                                                          $    67,637   $  (654,509)  $  (586,872)
                                                          ===========   ===========   ===========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     10.  INCOME TAXES, CONTINUED:

          The annual tax provision (benefit) from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's income (loss) from continuing operations. The reasons for the differences are:

                                     1999        %       1998        %       1997        %
                                     ---------   -----   ---------   -----   ---------   -----
              Computed statutory
                 provision
                 (benefit)           $ 290,210   34.0%   $(244,926) (34.0)%  $ 298,941  34.0%
              Meals and
                 entertainment           1,729    0.2          801    0.1          861    0.1
              Change in tax
                 estimates                  --     --           --     --      (17,588)  (2.0)
              Nondeductible stock-
                 holder legal
                 expenses                   --     --       51,000    7.1           --     --
              Effect of graduated
                 tax rate                   --     --        5,941    0.8           --     --
              Other                     20,626    2.4      (19,245)  (2.7)      (4,546)  (0.5)
                                     ---------   ----    ---------  -----    ---------   ----
                                     $ 312,565   36.6%   $(206,429) (28.7)%  $ 277,668   31.6%
                                     =========   ====    =========  =====    =========   ====

     11.  EMPLOYEE BENEFIT PLAN:

          In August 1998, the Company established a Retirement Savings Plan (the Plan), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. Under the terms of the Plan, the Company may contribute 25% of pre-tax contributions of compensation up to a maximum of $500. Employees are eligible to contribute up to 18% of their compensation, subject to annual limitations, to the Plan. Contributions are made directly to a qualified individual retirement account or annuity in the employee's name.

          The Company is required to make nondiscriminatory contributions for each employee who (1) has reached the age of 21; (2) has performed services for the Company during the last year of service in which he or she has completed 1,000 hours of service;
          (3) is not covered by a collective bargaining agreement; and (4) is not a nonresident alien. The Company's contribution to the Plan was approximately $4,400 during the year ended July 31, 1999.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     12.  REDEEMABLE PREFERRED STOCK/PREFERRED STOCK:

          In fiscal 1995, the Company issued 10,400 shares of $100 par value redeemable Class A preferred stock. The Company had the right to redeem any shares after three years from the date of issuance. During the years ended July 31, 1999, 1998 and 1997, the Company redeemed 4,000, 2,400 and 1,000 shares, respectively, of the preferred stock at par. However, all shares were required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock was being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount, which included accretion on shares redeemed during the year, was $210,000, $119,000 and $52,000 in the years ended July 31, 1999, 1998 and
          1997, respectively.

          On February 18, 1999, at the Annual Meeting of the Stockholders, a motion was passed to amend the Company's articles of incorporation to eliminate the mandatory redemption provisions of the Class A Preferred stock. Accordingly, the remaining 3,000 outstanding shares of preferred stock, with a face amount of $300,000, were reclassified to stockholders' equity. In addition, 10 million no par value shares of preferred stock were authorized, but none were issued.

          Each share of Class A preferred stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the Class A preferred stock was $318,000 at July 31, 1999. The liquidation preference of the redeemable Class A preferred stock was $742,000 at July 31, 1998.

          The 6% annual dividends on the Class A preferred stock are cumulative. Dividends of $18,000, $42,000 and $62,400 were declared on the preferred stock during the years ended July 31, 1999, 1998 and 1997, respectively, and were paid subsequent to each respective year end.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     13.  COMMON STOCK:

          The Company has authorized a second class of common stock, Class
          B. This class has authorized 30,000, no par value shares and entitles the holder to 50 votes on each matter in all proceedings in which actions are taken by the stockholders, including the election of directors. Otherwise, the common stock is identical to the original class in all respects and for all purposes.


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

            YELLOWFRONT BUILDING

            On July 31, 1998, the Company transferred its ownership of the Yellowfront Building, a commercial property located in Coeur d'Alene, Idaho, to a family trust formed by Wayne E. Guthrie in exchange for 200,000 shares of Class A common stock. The transfer was recorded at the fair value of the property and resulted in a net gain to the Company of approximately $420,000 during the year ended July 31, 1998.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            NOTE RECEIVABLE

            A certain former stockholder is indebted to the Company by a note secured by real estate bearing interest at 12.5% (prime plus 4% adjusted annually) in the outstanding amounts of $217,002 and $227,183 at July 31, 1999 and 1998, respectively.

            WASHINGTON CAPITAL, INC. (WCI)

            In July 1990, certain contracts receivable from Company officers, directors and stockholders were assigned by the Company to WCI, a corporation whose sole stockholder was Wayne
            E. Guthrie. In December 1991, Mr. Guthrie transferred his ownership interest in WCI to his brother, who is now the sole stockholder of WCI. The contract receivable from WCI had a balance outstanding of $200,000 at July 31, 1998. The contract was satisfied in full in August 1998 in connection with the redemption of preferred stock.

            INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE

            At July 31, 1999 and 1998, the following related-party notes payable were outstanding:

                                                                   Interest   Monthly
                                         1999         1998         Rate       Payment
                                         ----------   ----------   --------   ----------
                 Wayne E. Guthrie        $  181,675   $       --      7.00%   $    4,789
                 Wayne E. Guthrie           156,020      176,658      6.75%        2,000
                 John Guthrie                    --      496,618      7.00%           --
                 Linda Welden                    --      176,899      7.00%           --
                 Robert Guthrie                  --      176,899      7.00%           --
                 John Guthrie                    --        1,684      9.00%           --
                                         ----------   ----------
                                         $  337,695   $1,028,758
                                         ==========   ==========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            INSTALLMENT CONTRACTS, MORTGAGE NOTES AND NOTES PAYABLE,
            CONTINUED

            The scheduled future maturities of these notes are as follows:

              Year Ending
              July 31,
              -----------
              2000                                    $60,111
              2001                                     64,420
              2002                                     74,037
              2003                                     44,758
              2004                                     18,186
              Thereafter                               76,183
                                                     --------
                                                     $337,695
                                                     ========

            DEBENTURE BONDS

            Included in debenture bonds at July 31, 1999 and 1998 is approximately $193,000 and $135,000, respectively, that is payable to related parties. These bonds bear interest at the prevailing market rate on the date of issuance.

            ACCRUED EXPENSES AND OTHER LIABILITIES

            At July 31, 1999 and 1998, the following demand notes were payable to related parties:

                                               1999                  1998
                                               -------------------   -------------------
                                                          Interest              Interest
                                               Amount     Rate       Amount     Rate
                                               --------   --------   --------   --------
                 Wayne E. Guthrie              $115,746     6.75%    $ 82,990     7.50%
                 Constance Guthrie               91,692     6.75       99,996     7.50
                 Other stockholders              47,152     6.75       24,254     7.50
                                               --------              --------
                                               $254,590              $207,240
                                               ========              ========

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     14.  RELATED-PARTY TRANSACTIONS, CONTINUED:

            INTEREST INCOME AND EXPENSE

            The approximate amount of related-party interest income and expense included in the accompanying consolidated statements of operations during the years ended July 31, 1999, 1998 and 1997 is as follows:

                                                 1999     1998     1997
                                                 -------  -------  -------
              Interest income                    $36,000  $53,000  $68,000
              Interest expense                    53,000   64,000   36,000

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

            DEBENTURE BONDS, CONTRACTS RECEIVABLE AND INSTALLMENT CONTRACTS PAYABLE - Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 1999 and 1998, the carrying values of these financial instruments approximated their fair values.

     PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED for the years ended July 31, 1999, 1998 and 1997

     15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

            NOTES PAYABLE TO BANKS - Fair value approximates the carrying value because the notes bear variable interest rates.

            MARKETABLE SECURITIES - Fair value approximates the carrying value based on quoted market prices.

            OFF-BALANCE-SHEET INSTRUMENTS - Fair value approximates the notional amount of commitments to extend credit because advances bear variable interest rates and are made contingent to the borrower's compliance with the existing loan agreement.

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

     PART III

     Item 10.  Directors and Executive Officers of the Registrant

     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following information as of July 31, 1999 is provided with respect to each director and executive officer of the Company:

                                    Year First    Term as
                                    Elected as    Director
      Name                    Age   Director      Expires in   Position (date elected to position)
      ---------------------   ---   ----------    ----------   --------------------------------------------
      Wayne E. Guthrie        79    1970          1999         Chairman of the Board (January 17, 1970);
                                                               Director

      David L. Guthrie        35    1987          2001         President (February 18, 1999); Director

      Kevin M. Guthrie        44    1980          2001         Vice President (May 2, 1985); Director

      Donald J. Migliuri      52    1992          2002         Secretary/Treasurer (May 29, 1990); Director

      Raymond J. Fisher       76    1970          1999         Director

      Constance M. Guthrie    65    1981          1999         Director

      Robert N. Codd          69    1994          2001         Director

      Julian Guthrie          34    1998          2001         Director


      FAMILY RELATIONSHIPS

     Kevin M. Guthrie, David L. Guthrie and Julian Guthrie are the children of Wayne E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

     BUSINESS EXPERIENCE

     Wayne E. Guthrie, Chairman of the Board of Pacific Security Companies. Mr. Guthrie is also Chairman of the Board of Cornerstone Properties and Development, Inc., a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 50 years of experience in areas of construction, financing of real estate and personal property, and real estate investments.

     David L. Guthrie, President of Pacific Security Companies since 1999 and Vice Presdient since 1989. Mr. Guthrie was formerly a financial consultant with Merrill Lynch in Spokane, Washington. Mr. Guthrie is also an officer and director of Cornerstone Properties and Development, Inc. Mr. Guthrie is a NASD licensed securities sales person (registered representative) and broker-dealer (general securities principal). He is a licensed real estate broker in the state of Washington and has obtained the CCIM designation (certified commercial investment member) awarded by the commercial real estate investment institute.

     Kevin M. Guthrie, Vice President of Pacific Security Companies since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie is also an officer and director of Cornerstone Properties and Development, Inc.

     Donald J. Migliuri, Treasurer of Pacific Security Companies since 1990 and Secretary since 1991. Mr. Migliuri is a Certified Public
     Accountant and has served as an accounting officer with various diversified financial services companies for over 19 years. He also is a certified management accountant (CMA) and has a Masters degree in Business Administration.

     Constance M. Guthrie. Mrs. Guthrie is a housewife and has not been employed outside the home during the past ten years.

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

     Julian Guthrie. Ms. Guthrie is a reporter for the San Francisco Examiner. She covered general news for the paper for two years and in 1998 was named education reporter, responsible for covering all education issues in the Bay Area. Before that, she was senior editor of a lifestyle managzine in San Francisco and also worked as a freelance writer for the Examiner, covering breaking business, political and lifestyle stories. She currently lives in San Francisco.

     Item 11.  Executive Compensation

     REMUNERATION OF DIRECTORS AND OFFICERS

     The following table lists, on an accrual basis, for each of the three years ended July 31, 1999, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 1999:


                                                                   Annual Compensation*
      Name of Individual                                           --------------------
      or Number of                                       Fiscal
      Persons in Group    Capacities in Which Served     Year      Salary      Bonus
      ------------------  ----------------------------   ------    --------    --------
      David L. Guthrie    President and Director         1999      $101,045    $  7,500
                          Vice President and Director    1998        98,580      10,000

      Kevin M. Guthrie    Vice President and Director    1999      $101,396    $  7,500
                          Vice President and Director    1998        98,862      10,000

      Officers and Directors                             1999      $375,212    $ 22,500
      as a group (5)


     The Company has no qualified or nonqualified stock option plans as of July 31, 1999.

     *Annual compensation did not exceed $100,000 in 1997.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

     (a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than 5% of any class of the Company's voting shares on July 31, 1999: none.

     (b)       SECURITY OWNERSHIP OF MANAGEMENT

               The following table sets forth as of July 31, 1999 information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                                     Amount and
                                                                     Nature of
            Title                                                    Beneficial   Percent
            of Class         Name of Beneficial Owner                Ownership    of Class
            --------------   -------------------------------------   ----------   --------
            Common stock     Wayne E. Guthrie                         180,000*     15.62%
            Common stock     Constance Guthrie                        105,043       9.11
            Common stock     Kevin Guthrie                            222,718**    19.32
            Common stock     David Guthrie                            222,718**    19.32
            Common stock     Julian Guthrie                           196,838      17.10
                                                                      -------     ------
            Common stock     All directors and officers as a group    927,319      80.47%
                                                                      =======     ======
            Preferred stock  Wayne E. or Constance Guthrie              2,000      66.70%
            Preferred stock  Constance Guthrie                          1,000      33.30
                                                                      -------     ------
            Preferred stock  All directors and officers as a group      3,000     100.00%
                                                                      =======     ======

      * Includes shares held in trust.
     ** Kevin and David Guthrie each exercise voting rights over an additional 24,706 (2.14%) shares of this class through the holdings of their minor children.


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

               Exhibit 27 - Financial Data Schedule

     (b)       Reports on Form 8-K during the last quarter:
               None

     [PricewaterhouseCoopers LLP Letterhead}

     REPORT OF INDEPENDENT ACCOUNTANTS ON
     FINANCIAL STATEMENT SCHEDULES


     To the Board of Directors and Stockholders
     Pacific Security Companies and Subsidiaries
     Spokane, Washington


     Our audits of the consolidated financial statements referred to in our report dated September 29, 1999, of Pacific Security Companies and Subsidiaries, which report and consolidated financial statements are included herein in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                          /s/PricewaterhouseCoopers LLP

     September 29, 1999

     Pacific Security Companies and Subsidiaries
     Schedule III

     Real Estate and Accumulated Depreciation
     July 31, 1999

                                                                                                                   Life on Which
                                                                                                                   Depreciation
                                                       Cost                                                        in Latest
                                                       Capitalized     Amount at                                   Income
                                                       Subsequent      Which Carried       Accumulated   Date      Statement
      Description           Encumbrance  Initial Cost  to Acquisition  at Close of Period  Depreciation  Acquired  is Computed
      --------------------  -----------  ------------  --------------  ------------------  ------------  --------  -------------
      Residential and
       commercial properties:
        Rental buildings and
         improvements:
          Spokane, Washington
           N. 10 Post Street
            (Peyton Bldg.)  $ 2,422,444  $ 2,209,343    $ 3,581,973       $ 5,791,316      $ 1,754,329   1979       25-40 years
           S. 10 Washington
            (Hutton Bldg.)           --    1,498,769      3,849,774         5,348,543        1,884,873   1979       25-40 years
           Broadmoor
            Apartments               --    1,385,074        990,422         2,375,496        1,219,935   1969          40 years
           W. 102 Indiana       569,858      663,031             --           663,031          266,781   1984          30 years
           Pier One Building  1,380,312    1,194,017      2,771,167         3,965,184          801,981   1992       25-40 years
           AT&T Wireless
            Building            815,793      950,373         (2,811)          947,562          224,258   1992          25 years
           Cornerstone
            Office Building          --    1,558,552         25,533         1,584,085            7,369   1999       25-40 years
          Furniture related
           to above                          540,237        283,002           823,239          531,251   Various   Various
                            -----------  -----------    -----------       -----------      -----------
                            $ 5,188,407  $ 9,999,396    $11,499,060       $21,498,456      $ 6,690,777
                            ===========  ===========    ===========       ===========      ===========

     Real Estate and Accumulated Depreciation
     July 31, 1999

     Real estate:
        Balance at beginning of period$                        $22,032,232
       Additions during period:
         Purchases and capitalized costs, net                      395,602
       Deductions during period:
         Cost of real estate sold                                 (929,378)
                                                               -----------
       Balance at close of period                              $21,498,456
                                                               ===========

     Accumulated depreciation:
       Balance at beginning of period                          $ 6,373,093
       Depreciation for the year                                   728,649
       Charges to accumulated depreciation related to
         real estate investments sold, net of other
         adjustments                                              (411,965)
                                                               -----------
     Balance at close of period                                $ 6,690,777
                                                               ===========

   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
   SCHEDULE IV
   Mortgage Loans on Real Estate
   July 31, 1999

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                   Loans Subject
                                                                                         Face         Carrying     to Delinquent
                               Interest    Maturity  Periodic                            Amount of    Amount of    Principal
    Description                Rate        Date      Payment Terms          Prior Liens  Mortgages    Mortgages    or Interest
    -------------------------- ----------  --------  ---------------------  -----------  -----------  -----------  -------------
    Loan (PP Two LLC)          Prime + 3%  2000      Interest only monthly                            $ 2,296,515  $2,296,515

    Real estate contract on
    apartment complex
    (Evergreen Town House)     10.50%      2023      $18,498 per month,
                                                     including interest                                 1,632,894   1,632,894

    Loan (WAM #1963)           Prime + 3%  1999      Interest only monthly                              1,435,328   1,435,328

    Loan (WAM #1993)           Prime + 3%  1999      Interest only monthly                              1,089,536   1,089,536

    Loan (GLMD)                Prime +
                               3.50%       2000      Interest only monthly                              1,060,279   1,060,279

    Loan (Calderwood #1988)    Prime + 3%  2000      Interest only monthly                                900,000     900,000

    Loan (Calderwood #1987)    Prime + 3%  2000      Interest only monthly                                587,000     587,000

    Loan (Rock Ridge)          Prime +
                               4.25%       2000      Interest only monthly                                804,815     804,815

    Loan (U-City)              Prime + 3%  2000      Interest only monthly                                650,000     650,000

    Real estate contract on
    apartment building
    (East Valley Terrace)      9.50%       2002      $8,492 per month, including interest                 946,561     946,561

    Real estate contract on
    North Riverbank land       8%          2000      Interest only monthly                                740,000     740,000

   PACIFIC SECURITY COMPANIES AND SUBSIDIARIES
   SCHEDULE IV

   Mortgage Loans on Real Estate
   July 31, 1999

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                   Loans Subject
                                                                                         Face         Carrying     to Delinquent
                               Interest    Maturity  Periodic                            Amount of    Amount of    Principal
    Description                Rate        Date      Payment Terms          Prior Liens  Mortgages    Mortgages    or Interest
    -------------------------- ----------  --------  ---------------------  -----------  -----------  -----------  -------------
    Other mortgage contracts
    and notes receivable,
    none of which individually
    exceed 3% of the total
    carrying value of
    mortgages                  Various     Various   Various                                            6,095,378    5,782,410
                                                                                                      -----------  -----------
                                                                                                      $18,238,306  $17,925,338
                                                                                                      ===========  ===========

    Balance at beginning of
      period                                                                                                       $11,149,009
    Additions during period:
      Mortgage loans origi-
        nated and purchased                                                                           $20,296,977
      Contract discounts
       realized                                                                                            27,633
                                                                                                      -----------
                                                                                                                    20,324,610

    Deductions during period:
      Collections of principal
        and contract payoffs                                                                           13,461,784
      Other                                                                                                86,497   13,548,281
                                                                                                      -----------  -----------
    Balance at end of period                                                                                       $17,925,338
                                                                                                                   ===========

     SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Companies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC SECURITY COMPANIES
                                        (Registrant)

     Dated: October 29, 1999            By:  /s/ David L. Guthrie
                                        -----------------------------------
                                        David L. Guthrie
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Capacity                 Date
     -----------------------  -----------------------  ----------------

     /s/David L. Guthrie      Chief Executive Officer  October 29, 1999
     -----------------------  Director                 ----------------
     David L. Guthrie


     /s/Donald J. Migliuri    Secretary-Treasurer      October 29, 1999
     -----------------------  Chief Financial Officer  ----------------
     Donald J. Migliuri       and Director


     /s/Wayne E. Guthrie      Chairman of the Board    October 29, 1999
     -----------------------  of Directors and         ----------------
     Wayne E. Guthrie         Director


     /s/Kevin M. Guthrie      Vice-President and       October 29, 1999
     -----------------------  Director                 ----------------
     Kevin M. Guthrie


     /s/Constance M. Guthrie  Director                 October 29, 1999
     -----------------------                           ----------------
     Constance M. Guthrie


     /s/Raymond J. Fisher     Director                 October 29, 1999
     -----------------------                           ----------------
     Raymond J. Fisher


     /s/Robert N. Codd        Director                 October 29, 1999
     -----------------------                           ----------------
     Robert N. Codd


     /s/Julian Guthrie        Director                 October 29, 1999
     -----------------------                           ----------------
     Julian Guthrie