Form 10-Q
period 1999-10-31
PACIFIC SECURITY COMPANIES
filed 1999-12-23
CIK 203159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  (Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1999

                                      OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

  Commission file number Q-6673

                       PACIFIC SECURITY FINANCIAL INC.
  -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Washington                            91-0669906
  --------------------------------      ---------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
  incorporation or organization)        Number)

  N. 10 Post Street
  525 Peyton Building
  Spokane, Washington  99201            (509) 444-7700
  --------------------------------      ---------------------------------
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

  [ X ] Yes     [  ] No

     Pacific Security Financial Inc.
     Consolidated Balance Sheets


                                                 October 31,   July 31,
                  ASSETS                         1999          1999
                                                 -----------   -----------
     Cash and cash equivalents:
       Unrestricted                              $   654,434   $   512,472
       Restricted                                     17,581        16,321
                                                 -----------   -----------
                                                     672,015       528,793
                                                 -----------   -----------
     Receivables:
       Contracts, mortgages, finance notes
         and loans receivable, net:
           Related parties                           212,080       214,795
           Unrelated                              17,540,114    17,710,543
                                                 -----------   -----------
                                                  17,752,194    17,925,338
       Accrued interest                               83,247        98,319
       Other                                          20,261        31,475
                                                 -----------   -----------
                                                  17,855,702    18,055,132
                                                 -----------   -----------
     Investment in rental properties, net         14,404,286    14,807,679
                                                 -----------   -----------
     Other investments:
       Property held for sale and development      1,842,929     2,031,448
       Marketable securities                          41,724       242,168
                                                 -----------   -----------
                                                   1,884,653     2,273,616
                                                 -----------   -----------
     Other assets:
       Vehicles and equipment, net                    32,424        33,590
       Prepaid and other, net                        217,202       247,412
                                                 -----------   -----------
                                                     249,626       281,002
                                                 -----------   -----------
             Total assets                        $35,066,282   $35,946,222
                                                 ===========   ===========

     Pacific Security Financial Inc.
     Consolidated Balance Sheets, Continued


                                                 October 31,   July 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY     1999          1999
                                                 -----------   -----------
     Liabilities:
       Notes payable to banks                    $12,539,917   $13,925,405
                                                 -----------   -----------
       Installment contracts, mortgage notes
         and notes payable:
           Related parties                           312,885       337,695
           Unrelated                               3,189,898     3,158,285
                                                 -----------   -----------
                                                   3,502,783     3,495,980
                                                 -----------   -----------
       Debenture bonds                             9,649,005     9,643,548
                                                 -----------   -----------
       Accrued expenses and other liabilities:
         Related parties                             217,976       254,590
         Unrelated                                   867,040       874,602
                                                 -----------   -----------
                                                   1,085,016     1,129,192
                                                 -----------   -----------
       Income taxes                                  198,090        59,131
       Deferred income taxes                         712,470       712,273
                                                 -----------   -----------
             Total liabilities                    27,687,281    28,965,529
                                                 -----------   -----------
     Commitments and contingencies

     Pacific Security Financial Inc.
     Consolidated Balance Sheets, Continued


        LIABILITIES AND STOCKHOLDERS'            October 31,   July 31,
             EQUITY, CONTINUED                   1999          1999
                                                 -----------   -----------
     Stockholders' equity:
       Preferred stock:
         Class A preferred stock, $100 par
           value; authorized 20,000 shares;
           issued and outstanding, 3,000
           shares                                $   300,000   $   300,000
         Preferred stock, authorized
           10,000,000 no par value shares;
           no shares issued and outstanding               --            --
       Common stock:
         Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,151,985
           and 1,152,532 shares                    3,455,953     3,457,597
         Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding                             1,804,803     1,804,009
         Additional paid-in capital                1,818,245     1,418,705
       Retained earnings
       Accumulated comprehensive income (loss),
         net                                              --           382
                                                 -----------   -----------
           Total stockholders' equity              7,379,001     6,980,693
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $35,066,282   $35,946,222
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Financial Inc.
     Consolidated Statements of Operations
                                                    Three Months Ended
                                                    October 31,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
     Income:
       Rental                                       $  552,788  $  544,250
       Interest, including loan fees of $168,803
         and $96,794                                   687,714     471,014
       Amortization of discounts on real estate
         contracts                                       4,596      11,263
       Gain on sales of real estate                    755,072          --
       Gain on sales of securities                       1,834      29,962
       Other, net                                        6,003       8,284
                                                    ----------  ----------
                                                     2,008,007   1,064,773
                                                    ----------  ----------
     Expenses:Rental operations:
         Depreciation and amortization                 169,970     161,213
         Interest                                       71,038      92,242
         Other                                         252,113     263,054
                                                    ----------  ----------
                                                       493,121     516,509
       Interest, net of amount capitalized             511,751     428,139
       Salaries and commissions                        213,856     167,046
       General and administrative                      134,401      94,564
       Depreciation and amortization                     3,534       3,472
       Provision for loan losses                        50,025          --
                                                    ----------  ----------
                                                     1,406,688   1,209,730
                                                    ----------  ----------
     Income (loss) from continuing operations
       before federal income tax provision
       (benefit)                                       601,319    (144,957)
     Federal income tax provision (benefit)            201,779     (44,593)
                                                    ----------  ----------
     Income (loss) from continuing operations          399,540    (100,364)

     Discontinued operations (Note 2):
       Loss from discontinued operations of
         golf center (less federal income
         tax benefit of $-0- and $15,407)                   --     (34,780)
                                                    ----------  ----------

     Pacific Security Financial Inc.
     Consolidated Statements of Operations, Continued

                                                    Three Months Ended
                                                    October 31,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
     Net income (loss)                              $  399,540  $ (135,144)
       Less accretion of discount on
         preferred stock                                    --     (66,250)
                                                    ----------  ----------
     Income (loss) applicable to common
       stockholders                                 $  399,540  $ (201,394)
                                                    ==========  ==========
     Loss per common share -- basic and diluted     $     0.35  $    (0.17)
                                                    ==========  ==========
     Weighted average common shares
       outstanding -- basic and diluted              1,152,343   1,170,925
                                                    ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Financial Inc.
     Consolidated Statements of Comprehensive Income (Loss)


                                                    Three Months Ended
                                                    October 31,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
     Net income (loss)                              $  399,540  $ (135,144)
     Other comprehensive income (loss) before
       income tax provision (benefit):
         Changes in unrealized income (losses)
           on marketable securities                       (579)     12,573
                                                    ----------  ----------
     Other comprehensive income (loss) before
       income tax provision (benefit)                  398,961    (122,571)
     Less deferred income tax provision (benefit)         (197)      4,274
                                                    ----------  ----------
     Comprehensive income (loss)                    $  399,158  $ (126,845)
                                                    ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Financial Inc.
     Consolidated Statements of Cash Flows

                                                                      Three Months Ended
                                                                      October 31,
                                                                      ------------------------
                                                                      1999         1998
                                                                      -----------  -----------
      Cash flows from operating activities:
        Cash received from rentals                                    $   680,527  $   708,505
        Interest received                                                 523,914      547,342
        Cash paid to suppliers and employees                             (835,930)    (241,136)
        Interest paid, net of amounts capitalized                        (409,893)    (359,551)
        Income taxes paid                                                 (62,820)          --
                                                                      -----------  -----------
             Net cash provided by (used in) operating activities         (104,202)     655,160
                                                                      -----------  -----------
      Cash flows from investing activities:
        Proceeds from sales of real estate                                662,468           --
        Proceeds from sales of marketable securities                      252,476       66,923
        Purchase marketable securities                                    (50,000)          --
        Collections on contracts, mortgages, finance notes
           and loans receivable                                         6,098,974      108,984
        Origination of loans receivable and investment in
           contracts, mortgages and finance notes receivable           (5,594,005)  (3,493,757)
        Additions to rental properties, property held for sale,
           property under development, vehicles and equipment            (187,429)    (107,692)
        Change in restricted investments and cash equivalents                  --          668
                                                                      -----------  -----------
             Net cash provided by (used in) investing activities        1,182,484   (3,424,874)
                                                                      -----------  -----------
      Cash flows from financing activities:
        Net borrowings (repayments) under line-of-credit
           agreements                                                    (206,582)   1,222,943
        Proceeds from issuance of installment contracts,
           mortgage notes and notes payable                               956,422    1,680,328
        Payments on installment contracts, mortgage notes and
           notes payable                                               (1,558,665)     (62,942)
        Proceeds from sales of debenture bonds                             87,077       39,113
        Redemption of debenture bonds                                    (213,722)    (193,883)
        Purchase and retirement of treasury stock                            (849)      (6,931)
        Purchase and retirement of preferred stock                             --     (200,000)
                                                                      -----------  -----------
             Net cash provided by (used in) financing activities         (936,319)   2,478,628
                                                                      -----------  -----------
      Net decrease in cash and cash equivalents                           141,963     (291,086)
      Cash and cash equivalents, beginning of period                      512,472      318,026
                                                                      -----------  -----------
      Cash and cash equivalents, end of period                        $   654,435  $    26,940
                                                                      ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     Pacific Security Financial Inc.
     Consolidated Statements of Cash Flows, Continued


                                                                      Three Months Ended
                                                                      October 31,
                                                                      ------------------------
                                                                      1999         1998
                                                                      -----------  -----------
      Reconciliation of net income (loss) to net cash provided
        by (used in) operating activities:
           Net incoem (loss)                                          $   399,540  $  (135,144)
           Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating activities:
                Depreciation and amortization                             173,504      188,188
                Deferred income taxes                                          --      (55,726)
                Deferred financing income realized                         (4,596)     (11,263)
                Interest accrued on debenture bonds                       132,102      136,925
                Gain on sales of real estate                             (755,071)          --
                Gain on sales of marketable securities                     (1,834)     (29,962)
                Provision for loan losses                                  50,025           --
                Change in assets and liabilities:
                  Accrued interest receivable                               5,004      170,069
                  Prepaid expenses                                         30,208       10,751
                  Inventories                                                  --        1,481
                  Accrued expenses                                       (233,232)     380,943
                  Income taxes payable                                    138,959           --
                  Other, net                                              (38,811)      (1,102)
                                                                      -----------  -----------
                     Net cash provided by (used in) operating
                       activities                                     $  (104,202) $   655,160
                                                                      ===========  ===========

      Supplemental schedule of noncash investing
        and financing activities:Accretion of discount on
        preferred stock                                               $        --  $     6,250


      The accompanying notes are an integral part of the consolidated financial statements.

     PACIFIC SECURITY FINANCIAL INC.
     NOTES TO UNAUDITED FINANCIAL STATEMENTS
     Note 1.  Basis of Presentation

     The consolidated financial statements include the accounts of Pacific Security Financial Inc. and its subsidiaries (the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1999, filed with the Securities and Exchange
     Commission.

     The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.


     Note 2.  Discontinued Operations

     Information about the discontinued operations of the Birdies Golf Center ("Birdies") business segment is as follows:

                                                       Three Months Ended
                                                       October 31,
                                                       --------------------
                                                       1999       1998
                                                       ---------  ---------
     Operating revenues                                $     --   $ 65,897
     Loss before federal income taxes                        --    (50,187)
     Loss from discontinued operations,
       net of federal income taxes                           --    (34,780)

     Total assets associated with the discontinued operations were $2,211,911 at July 31, 1998. Proceeds from the sale of these assets during the year ended July 31, 1999 were $188,592. At October 31, 1999 and July 31, 1999, the Birdies building has been included in investment in rental properties, and the excess land associated with Birdies has been included in property held for sale and development.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Financial Condition and Liquidity

     At October 31, 1999, the Company had total stockholders' equity of approximately $7,379,000 and a total liabilities to equity ratio of
     3.75 to 1, which decreased from 4.15 to 1 at July 31, 1999. During the quarter, the Company's primary sources of funds were approximately $956,000 from the issuance of notes payable to banks and others, approximately $252,000 from sales of marketable securities, $662,000 from sales of real estate and $6,099,000 in real estate contract and loan collections. The primary uses of funds were approximately $187,000 for property improvements, approximately $5,594,000 for investments in contracts and loans receivable, and approximately $1,892,000 for net debt reduction.

     The Company anticipates that cash flows from operations, and the availability of funds under its lines-of-credit and other banking agreements totalling $23,432,500 of which $12,539,917 was outstanding at October 31, 1999, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

     Results of Operations

     The Company's net income for the quarter ended October 31, 1999 was approximately $400,000 compared with a net loss of approximately $135,000 for the quarter ended October 31, 1998. Income from continuing operations before tax was approximately $601,000 in 1999 compared with a loss of $145,000 in 1998, an improvement of approximately $746,000. The improvement was primarily attributable to a $755,000 gain on sale of real estate and an increase of approximately $134,000 in net interest income. General and administrative expense increased by $40,000 and the provision for loan losses increased by $50,000, partially offsetting the improvement.

     Rental income increased by approximately $9,000 (1.5%) to approximately $553,000 in the quarter ended October 31, 1999 from approximately $544,000 in 1998. This increase primarily resulted from higher occupancy levels in a renovated multifamily apartment building.

     Rental property expenses were approximately $23,000 (4.5%) lower in 1999 than for the comparable three months in 1998. This decrease was due to decreased interest expense of $21,204 (22.9%) and operating expense of $10,941 (4.1%), which more than offset increased depreciation of $8,757 (5.4%).

     Salaries and commissions were $46,810 (28.0%) higher in the quarter ended October 31, 1999 than for the comparable three months in 1998, primarily because of bonuses paid to Company officers and increased personnel expense for Cornerstone Realty Advisors, the Company's subsidiary, which originates commercial real estate loans.

     Interest income and amortized discount increased approximately $210,000 (43.5%) for the three months ended October 31, 1999 compared with the similar period in 1998 as the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

     Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $84,000 (19.5%) in the first quarter of 1999 compared with the comparable 1998 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.
     The Company's effective income tax rate as a percentage of income
     (loss) before federal income tax was approximately 34% in 1999 compared to 31% in 1998.


     Part II.  Other Information

     Items 1, 2, 3 and 4 -- Not applicable.
     Item 5.  Other Information

     On September 27, 1999,the Secretary of State of the State of
     Washington issued a certificate of amendment to the Company's Articles of Incorporation, changing the Company's name from Pacific Security Companies to Pacific Security Financial Inc.

     Item 6.  EXHIBIT 27 - Financial Data Schedule

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     PACIFIC SECURITY FINANCIAL INC.
     /s/ David L. Guthrie
     ---------------------------------
     David L. Guthrie
     President/Chief Executive Officer


     /s/ Donald J. Migliuri
     ---------------------------------
     Donald J. Migliuri, Secretary/Treasurer