Form 10-Q
period 2000-01-31
PACIFIC SECURITY COMPANIES
filed 2000-03-16
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                                            OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-06673

                        PACIFIC SECURITY FINANCIAL, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Washington                               91-0669906
--------------------------------         ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           Number)

N. 10 Post Street
525 Peyton Building
Spokane, Washington  99201               (509) 444-7700
--------------------------------         ---------------------------------
(Address of principal                    (Registrant's telephone number,
executive offices)                       including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes     [  ] No




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets



                                                             January 31,   July 31,
             ASSETS                                          2000          1999
                                                             -----------   -----------
Cash and cash equivalents:
    Unrestricted                                             $   491,474   $   512,472
    Restricted                                                    18,458        16,321
                                                             -----------   -----------
                                                                 509,932       528,793
                                                             -----------   -----------
Receivables:
    Contracts, mortgages, notes and loans
      receivable, net:
           Related parties                                       208,977       214,795
           Unrelated                                          17,778,183    17,710,543
                                                             -----------   -----------
                                                              17,987,160    17,925,338
    Accrued interest                                             104,955        98,319
    Other                                                         37,226        31,475
                                                             -----------   -----------
                                                              18,129,341    18,055,132
                                                             -----------   -----------
Investment in rental properties, net                          14,725,497    14,807,679
                                                             -----------   -----------

Other investments:
    Property held for sale and development                     1,998,520     2,031,448
    Marketable securities                                         41,724       242,168
                                                             -----------   -----------
                                                               2,040,244     2,273,616
                                                             -----------   -----------
Other assets:
    Vehicles and equipment, net                                   30,453        33,590
    Prepaid and other, net                                       198,215       247,412
                                                             -----------   -----------
                                                                 228,668       281,002
                                                             -----------   -----------
               Total assets                                  $35,633,682   $35,946,222
                                                             ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.




Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets, Continued


                                                                              January 31,   July 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                       2000          1999
                                                                              -----------   -----------
Liabilities:
    Notes payable to banks                                                    $13,130,881   $13,925,405
                                                                              -----------   -----------
    Installment contracts, mortgage notes
        and notes payable:
           Related parties                                                        272,732       337,695
           Unrelated                                                            3,075,710     3,158,285
                                                                              -----------   -----------
                                                                                3,348,442     3,495,980
                                                                              -----------   -----------
    Debenture bonds                                                             9,811,281     9,643,548
                                                                              -----------   -----------
    Accrued expenses and other liabilities:
        Related parties                                                           200,244       254,590
        Unrelated                                                                 977,723       874,602
                                                                              -----------   -----------
                                                                                1,177,967     1,129,192
                                                                              -----------   -----------
    Income taxes                                                                  122,728        59,131
    Deferred income taxes                                                         712,470       712,273
                                                                              -----------   -----------
               Total liabilities                                               28,303,769    28,965,529
                                                                              -----------   -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock:
        Class A preferred stock, $100 par
           value; authorized 20,000 shares;
           issued and outstanding, 3,000
           shares                                                             $   300,000   $   300,000
        Preferred stock, authorized
           10,000,000 no par value shares;
           no shares issued and outstanding                                            --            --
    Common stock:
        Original class, authorized 2,500,000
           no par value shares, $3 stated
           value; issued and outstanding, 1,139,985
           and 1,152,532 shares                                                 3,419,954     3,457,597
        Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding





Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets, Continued


                                                                              January 31,            July 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                       2000                   1999
                                                                              -----------            -----------

Stockholders' equity, Continued:
    Additional paid-in capital                                                $ 1,822,203              1,804,009
    Retained earnings                                                           1,787,756              1,418,705
    Accumulated comprehensive income,
         net                                                                           --                    382
                                                                              -----------            -----------
           Total stockholders' equity                                           7,329,913              6,980,693
                                                                              -----------            -----------
           Total liabilities and stockholders'
               equity                                                         $35,633,682            $35,946,222
                                                                              ===========            ===========


The accompanying notes are an integral part of the consolidated financial statements.



Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Operations


                                                              Three Months Ended             Six Months Ended
                                                              January 31,                    January 31,
                                                              --------------------------     -------------------------
                                                              2000               1999        2000               1999
                                                              ----------         -------     ----------         ------
Income:
    Rental                                                    $   552,466    $   561,286    $ 1,105,254   $ 1,105,064
    Interest and loan fees                                        644,712        522,128      1,332,426     1,005,043
    Amortization of discounts on
        real estate contracts                                       1,134          2,723          5,730        13,986
    Gain on sales of real estate                                       --        624,349        755,071       624,349
    Gain on sales of securities                                        --             --          1,834        29,962
    Other, net                                                     36,487         18,144         42,491        14,528
                                                              -----------    -----------    -----------   -----------
                                                                1,234,799      1,728,630      3,242,806     2,792,932
                                                              -----------    -----------    -----------   -----------
Expenses:
    Rental operations:
        Depreciation and amortization                             172,738        163,854        342,708       325,067
        Interest                                                   96,797         90,972        167,835       183,214
        Other                                                     228,255        247,128        480,368       510,182
                                                              -----------    -----------    -----------   -----------
                                                                  497,790        501,954        990,911     1,018,463
    Interest, net of amount capitalized                           450,508        489,080        962,259       917,219
    Salaries and commissions                                      201,107        173,524        414,963       364,127
    General and administrative                                    126,412        144,970        254,563       209,255
    Depreciation and amortization                                   9,833          9,603         19,617        19,325
    Provision for loan loss                                            --             --         50,025            --
                                                              -----------    -----------    -----------   -----------
                                                                1,285,650      1,319,131      2,692,338     2,528,389
                                                              -----------    -----------    -----------   -----------
Income (loss) from continuing operations
    before federal income tax provision
    (benefit)                                                     (50,851)       409,499        550,468       264,543
Federal income tax provision (benefit)                            (20,362)       126,431        181,417        81,989
                                                              -----------    -----------    -----------   -----------
Income (loss) from continuing operations                          (30,489)       283,068        369,051       182,554

Discontinued operations (Note 2):
    Loss from discontinued operations of
        golf center (less federal income
        tax benefit of $--, $44,631
        $-- and $60,189)                                               --        (99,339)            --      (133,969)
                                                              -----------    -----------    -----------   -----------
Net income (loss)                                                 (30,489)       183,729        369,051        48,585
    Less accretion of discount on
        preferred stock                                                --         (6,250)            --       (72,500)
                                                              -----------    -----------    -----------   -----------
Income (loss) applicable to common
    stockholders                                              $   (30,489)   $   177,479    $   369,051   $   (23,915)
                                                              ===========    ===========    ===========   ===========





Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Operations, Continued


                                                              Three Months Ended                  Six Months Ended
                                                              January 31,                         January 31,
                                                              ---------------------------------   -------------------------------
                                                              2000               1999             2000               1999
                                                              ----------         --------------   ----------         ------------
Income (loss) from continuing operations
    applicable to common stockholders                         $       (30,489)  $       276,818   $       369,051   $     110,054
                                                              ===============   ===============   ===============   =============
Income (loss) per common share - basic
    and diluted                                               $          (.03)  $           .15   $           .32   $        (.02)
                                                              ===============   ===============   ===============   =============
Income (loss) from continuing operations
    per common share - basic and diluted                      $          (.03)  $           .24   $           .32   $         .09
                                                              ===============   ===============   ===============   =============
Weighted average common shares
    outstanding                                                     1,149,985         1,166,849         1,151,164       1,168,887
                                                              ===============   ===============   ===============   =============


The accompanying notes are an integral part of the consolidated financial statements.


Pacific Security Financial Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

                                                                 Three Months Ended                 Six Months Ended
                                                                 January 31,                        January 31,
                                                                 ----------------------             ----------------------
                                                                 2000             1999              2000              1999
                                                                 ---------        -----             ---------         ----
Net income (loss)                                                $ (30,489)   $ 183,729             $ 369,051    $  48,585
Other comprehensive income (loss)
    before income taxes:
        Changes in unrealized gains/losses
           on marketable securities                                     --           --                  (579)      12,573
                                                                 ---------    ---------             ---------    ---------
Other comprehensive income (loss)
    before income taxes                                            (30,489)     183,729               368,472       61,158
Less deferred income tax
    provision (benefit)                                                 --           --                  (197)       4,274
                                                                 ---------    ---------             ---------    ---------
Comprehensive income (loss)                                      $ (30,489)   $ 183,729             $ 368,669    $  56,884
                                                                 =========    =========             =========    =========

The accompanying notes are an integral part of the consolidated financial statements.



Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                              January  31,
                                                                                              --------------------------
                                                                                              2000               1999
                                                                                              ------------   -----------
Cash flows from operating activities:
    Cash received from rentals                                                                $ 1,392,498    $ 1,441,191
    Interest received                                                                           1,018,188        715,249
    Cash paid to suppliers and employees                                                       (1,291,222)      (786,736)
    Interest paid, net of amounts capitalized                                                    (825,258)      (769,761)
    Income taxes paid                                                                            (117,820)            --
                                                                                              -----------    -----------
           Net cash provided by operating activities                                              176,386        599,943
                                                                                              -----------    -----------
Cash flows from investing activities:
    Proceeds from sales of securities                                                             252,476         71,198
    Proceeds from sales of real estate and fixed assets                                           662,468        223,521
    Purchase of marketable securities                                                             (50,000)            --
    Collections on contracts, mortgages, notes and loans
        receivable                                                                              8,246,454      3,141,006
    Investment in contracts, mortgages, notes and loans
        receivable                                                                             (7,975,317)    (8,923,302)
    Additions to rental properties, property held for sale,
        property under development, golf center, vehicles and
        equipment                                                                                (838,582)      (293,767)
                                                                                              -----------    -----------
           Net cash provided by (used in) investing activities                                    297,499     (5,781,344)
                                                                                              -----------    -----------
Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreements                                  (794,524)     4,923,471
    Proceeds from installment contracts, mortgages and notes
        payable                                                                                   700,000      1,914,773
    Payments on installment contracts, mortgage notes and
        notes payable                                                                            (277,679)    (1,027,650)
    Proceeds from sales of debenture bonds                                                        146,051         76,912
    Redemption of debenture bonds                                                                (249,282)      (371,544)
    Purchase and retirement of common stock                                                       (19,449)       (25,531)
    Purchase and retirement of preferred stock                                                         --       (200,000)
                                                                                              -----------    -----------
           Net cash provided by (used in) financing activities                                   (494,883)     5,290,431
                                                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents                                              (20,998)       109,030
Cash and cash equivalents, beginning of period                                                    512,472        318,026
                                                                                              -----------    -----------
Cash and cash equivalents, end of period                                                      $   491,474    $   427,056
                                                                                              ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued


                                                                                              Six Months Ended
                                                                                              January 31,
                                                                                              --------------------------
                                                                                              2000               1999
                                                                                              --------------------------
Reconciliation of net income to net cash
    provided by operating activities:
        Net income                                                                            $   369,051    $    48,585
        Adjustments to reconcile net income
           to net cash provided by operating
           activities:
               Depreciation and amortization                                                      362,325        377,447
               Deferred financing income realized                                                  (5,730)       (13,986)
               Interest accrued on debenture bonds                                                270,964        273,926
               Gain on sales of real estate                                                      (755,071)      (559,430)
               Gain on sales of securities                                                         (1,835)       (29,962)
               Provision for loan losses                                                           50,025             --
               Change in assets and liabilities:
                  Accrued interest receivable                                                      (6,637)       (84,305)
                  Prepaid expenses                                                                 49,197        (77,905)
                  Inventories                                                                          --         42,457
                  Accrued expenses                                                               (151,225)       574,059
                  Income taxes payable                                                             63,597         21,800
                  Other, net                                                                      (68,275)        27,257
                                                                                              -----------    -----------
                     Net cash provided by operating
                         activities                                                           $   176,386    $   599,943
                                                                                              ===========    ===========

Supplemental schedule of noncash investing and financing activities:
        Company financed sale of property                                                     $   129,750    $ 1,035,358
        Accretion of discount on preferred stock                                                       --         12,500


The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Pacific Security Financial, Inc. (formerly Pacific Security Companies, Inc.) and its subsidiaries (the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 1999, filed with the Securities and Exchange Commission.

The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Birdies Business Segment

In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consisted of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios.

On December 1, 1998, management decided to close Birdies and commenced a liquidation of assets. Management leased the Birdies building and intends to sell the driving range land. The consolidated financial statements of the Company have been reclassified to reflect the disposition of Birdies Golf Center as discontinued operations for all periods presented herein.

Information about the discontinued operations of the Birdie's business segment is as follows:




PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Note 2.  Birdies Business Segment, Continued

                                                                            Three Months             Six Months
                                                                            Ended                    Ended
                                                                            January 31,              January 31,
                                                                            1999                     1999
                                                                            ------------             -----------
    Operating revenues                                                      $     29,297             $    95,667
    Loss before federal income taxes                                             143,970                 194,158
    Loss from discontinued operations,
        net of federal income taxes                                               99,339                 133,969


Total assets from discontinued operations were $1,944,963 at January 31, 1999.


Note 3. Business Segment Reporting:

Information about the Company's separate continuing business segments as of and for the six months ended January 31, 2000 and 1999 is as follows:

                                                                            Real Estate
                                                            Commercial      Rental and
                                                            Lending         Receivable
                                                            Operations      Operations    Total
                                                            -----------     -----------   -----------
    2000:
Revenue                                                     $ 1,073,833     $ 2,168,973   $ 3,242,806
Income from continuing
   operations before tax                                        305,280         245,188       550,468
Identifiable assets, net                                     13,171,661      22,462,021    35,633,682
Depreciation and
   amortization                                                     738         361,587       362,325
Capital expenditures                                                 --         838,582       838,582



PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Note 3.  Business Segment Reporting, Continued:

                                                                            Real Estate
                                                            Commercial      Rental and
                                                            Lending         Receivable
                                                            Operations      Operations   Total
                                                            -----------     -----------  -----------
    1999:
Revenue                                                      $   652,804   $ 2,140,128   $ 2,792,932
Income from continuing
   operations before tax                                         200,090        64,453       264,543
Identifiable assets, net                                      10,737,626    26,389,172    37,126,798
Depreciation and
   amortization                                                      394       343,998       344,392
Capital expenditures                                               4,524       289,243       293,767

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

At January 31, 2000, the Company had total stockholders' equity of approximately $7,330,000 and a total liabilities to equity ratio of 3.86 to 1, which decreased from 4.15 to 1 at July 31, 1999. During the quarter, the Company's primary sources of funds were approximately $700,000 from the issuance of notes payable to banks and others, approximately $252,000 from sales of marketable securities, $662,000 from sales of real estate and $8,246,000 in real estate contract and loan collections. The primary uses of funds were approximately $839,000 for property improvements, approximately $7,975,000 for investments in contracts and loans receivable, and approximately $1,175,000 for net debt reduction.

The Company anticipates that cash flows from operations, and the availability of funds under its lines-of-credit and other banking agreements totalling $23,432,500 of which $13,131,000 was outstanding at January 31, 2000, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

Results of Operations (Three Months)

The Company's net loss for the quarter ended January 31, 2000 was approximately $30,000 compared with net income of approximately $184,000 for the quarter ended January 31, 1999. Loss from continuing operations before tax was approximately $51,000 in 2000 compared with income from continuing operations of $409,000 in 1999, a difference of approximately $460,000. The difference was primarily attributable to a $624,000 decrease in gain on sale of real estate partially offset by an increase of approximately $160,000 in net interest and loan fee income. Excluding the $624,000 gain on sale of real estate in 1999, income from continuing operations improved by $164,000 in 2000.

Rental income decreased by approximately $9,000 (1.6%) to approximately $552,000 in the quarter ended January 31, 2000 from approximately $561,000 in 1999. This decrease primarily resulted from the sales of two rental properties that provided rental income in 1999 but not in the current year.

Rental property expenses were approximately $4,000 (.8%) lower in 2000 than for the comparable three months in 1999. This decrease was due to decreased operating expense of $18,873 (7.6%), which more than offset increased depreciation of $8,884 (5.4%) and interest expense of $5,825 (6.4%).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Salaries and commissions were $27,583 (15.9%) higher in the quarter ended January 31, 2000 than for the comparable three months in 1999, primarily because of additional personnel expense for Cornerstone Realty Advisors.

Interest income and amortized discount increased approximately $218,000 (50.8%) for the three months ended January 31, 2000 compared with the similar period in 1999 as amortized loan fees and interest earned on the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors. In addition, interest rates on loans tied to bank prime rates increased.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $39,000 (7.9%) in the second quarter of 2000 compared with the comparable 1999 period primarily due to capitalizing approximately $16,000 in interest and reduced borrowings in 2000.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 40% in 2000 compared to 31% in 1999.

Results of Operations (Six Months)

The Company's net income for the six months ended January 31, 2000 was approximately $369,000 compared with net income of approximately $49,000 for the six months ended January 31, 1999. Income from continuing operations before tax was approximately $550,000 in 2000 compared with income of $265,000 in 1999, an improvement of approximately $286,000. The increase was primarily attributable to an increase of approximately $274,000 in net interest and loan fee income and an increase of approximately $131,000 in gain on sales of real estate in 2000 compared to 1999. This was partially offset by an increase in general and adminstrative expense of approximately $45,000 and a $50,000 provision for loan loss.

Rental income remained at approximately $1,105,000 in the six months ended January 31, 2000 and 1999. This primarily resulted from increased rents due to higher occupancy levels in a multifamily apartment building renovated in the prior year offsetting reduced rents due to the sale of two rental properties.

Rental property expenses were $27,552 (2.7%) lower in 2000 than for the comparable six months in 1999. This resulted from decreased operating expense of $29,814 (5.8%) and interest expense of $15,379 (8.4%) which more than offset an increase in depreciation of $17,641 (5.4%).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Results of Operations (Six Months)(Continued)

Interest income and amortized discount was $524,616 (64.5%) more for the six months ended January 31, 2000 compared with the similar period in 1999 as amortized loan fees and interest earned on the average outstanding balance in contracts and notes receivable increased during the period, primarily due to new loans originated by Cornerstone Realty Advisors.

Salaries and commissions were $50,836 (14.0%) higher in the six months ended January 31, 2000 than for the comparable six months in 1999, primarily because of additional personnel expense for Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $45,040 (4.9%) more in 2000 than in 1999 primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 33% in the current fiscal year compared to 31% in the prior fiscal year.

ITEM 3.             QUALITATIVE AND QUANTITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not believe that there has been a material change in its market risk since the end of its last fiscal year.

Part II.  Other Information

Items 1, 2, 3, 4 and 5 -- Not applicable.


Item 6 -- Exhibit 27 - Financial Data Schedule



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SECURITY FINANCIAL, INC.

/s/ David L. Guthrie
---------------------------------
David L. Guthrie
President/Chief Executive Officer


/s/ Donald J. Migliuri
---------------------------------
Donald J. Migliuri, Secretary/
Treasurer