Form 10-Q
period 2000-04-30
PACIFIC SECURITY COMPANIES
filed 2000-06-07
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number 000-06673

                        PACIFIC SECURITY FINANCIAL, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Washington                                       91-0669906
--------------------------------                 ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identifi-
incorporation or organization)                   cation Number)

N. 10 Post Street
525 Peyton Building
Spokane, Washington  99201                       (509) 444-7700
--------------------------------                 ------------------------------
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

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                        April 30,     July 31,
                                                                        2000          1999
                                                                        -----------   -----------
          ASSETS                                                        (unaudited)
Cash:
    Cash and cash equivalents:
        Unrestricted                                                    $   564,629   $   512,472
        Restricted                                                           22,063        16,321
                                                                        -----------   -----------
                                                                            586,692       528,793
                                                                        -----------   -----------
Receivables:
    Contracts, mortgages and loans receivable, net:
           Related parties                                                  204,369       214,795
           Unrelated parties                                             20,609,276    17,710,543
                                                                        -----------   -----------
                                                                         20,813,645    17,925,338
    Accrued interest                                                        167,328        98,319
    Other                                                                   313,161        31,475
                                                                        -----------   -----------
                                                                         21,294,134    18,055,132
                                                                        -----------   -----------
Investment in rental properties, net                                     15,062,947    14,807,679
                                                                        -----------   -----------
Other investments:
    Property held for sale and development                                1,829,841     2,031,448
    Marketable securities                                                    41,724       242,168
                                                                        -----------   -----------
                                                                          1,871,565     2,273,616
                                                                        -----------   -----------
Other assets:
    Vehicles and equipment, less
        accumulated depreciation of
        $252,604 and $213,850                                                29,160        33,590
    Prepaid and other, net                                                  202,342       247,412
                                                                        -----------   -----------
                                                                            231,502       281,002
                                                                        -----------   -----------
                 Total assets                                           $39,046,840   $35,946,222
                                                                        ===========   ===========




PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued


                                                                       April 30,    July 31,
                                                                       2000         1999
                                                                       -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                   (unaudited)

Liabilities:
    Notes payable to banks (lines of
        credit)                                                        $16,458,533   $13,925,405
                                                                       -----------   -----------
    Installment contracts, mortgage notes payable and notes payable:
           Related parties                                                 199,595       337,695
           Unrelated banks and other parties                             3,093,785     3,158,285
                                                                       -----------   -----------
                                                                         3,293,380     3,495,980
                                                                       -----------   -----------
    Debenture bonds                                                      9,763,355     9,643,548
                                                                       -----------   -----------
    Accrued expenses and other liabilities:
           Related parties                                                 120,682       254,590
           Unrelated parties                                             1,122,067       874,602
                                                                       -----------   -----------
                                                                         1,242,749     1,129,192
                                                                       -----------   -----------
    Federal income taxes:
        Current                                                            147,785        59,131
        Deferred                                                           712,470       712,273
                                                                       -----------   -----------
             Total liabilities                                          31,618,272    28,965,529
                                                                       -----------   -----------
Commitments and contingencies





PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued


                                                                       April 30,    July 31,
                                                                       2000         1999
                                                                       -----------  ------------
                                                                       (Unaudited)
Stockholders' equity:
    Class A preferred stock, $100 par value;
        authorized 20,000 shares; issued and
        outstanding 3,000 shares                                       $   300,000   $   300,000
    Preferred stock, authorized 10,000,000
        no par value shares; no shares issued
        and outstanding                                                         --            --
    Class A common stock, authorized
        2,500,000 no par value shares, $3
        stated value; issued and outstanding
        1,139,551 and 1,152,532 shares                                   3,418,651     3,457,597
    Class B common stock, authorized
        30,000 no par value shares; no shares
        issued and outstanding                                                  --            --
    Additional paid-in capital                                           1,822,203     1,804,009
    Retained earnings                                                    1,887,714     1,418,705
    Accumulated comprehensive income, net                                       --           382
                                                                       -----------   -----------
             Total stockholders' equity                                  7,428,568     6,980,693
                                                                       -----------   -----------
             Total liabilities and stock-
               holders' equity                                         $39,046,840   $35,964,222
                                                                       ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)


                                               Three Months Ended           Nine Months Ended
                                               April 30,                    April 30,
                                               -------------------------    -------------------------
                                               2000          1999           2000          1999
                                               ----------    -----------    ----------    -----------
Income:
    Rental                                     $   575,666   $   572,855    $ 1,680,920   $ 1,677,919
    Interest and loan fees                         687,429       570,225      2,019,855     1,575,268
    Amortization of discounts on
        real estate contracts                       60,957         8,017         66,687        22,003
    Gain on sales of real estate                   144,294            --        899,365       624,348
    Gain on sale of securities                          --       249,120          1,834       279,082
    Other, net                                       6,140        32,235         48,631        46,762
                                               -----------   -----------    -----------   -----------
                                                 1,474,486     1,432,452      4,717,292     4,225,382
                                               -----------   -----------    -----------   -----------
Expenses:
    Rental operations:
        Depreciation and amortization              174,861       165,237        517,569       490,304
        Interest                                    92,277        88,724        260,112       271,938
        Other                                      236,346       255,368        716,714       765,550
                                               -----------   -----------    -----------   -----------
                                                   503,484       509,329      1,494,395     1,527,792
    Interest, net of amount capitalized            498,052       468,647      1,460,311     1,385,866
    Salaries and commissions                       237,559       177,743        652,522       572,283
    General and administrative                      85,248       135,277        339,811       314,119
    Depreciation and amortization                    9,834         9,903         29,451        29,228
    Provision for loan loss                             --            --         50,025            --
                                               -----------   -----------    -----------   -----------
                                                 1,334,177     1,300,899      4,026,515     3,829,288
                                               -----------   -----------    -----------   -----------
Income from continuing operations
    before federal income tax provision            140,309       131,553        690,777       396,094
Federal income tax provision                        50,057        41,081        231,474       123,069
                                               -----------   -----------    -----------   -----------
Income from continuing operations                   90,252        90,472        459,303       273,025

Discontinued operations (Note 2):
    Loss from discontinued operations of
        golf center (less federal income
        tax benefit of $48,015 and $108,203)            --      (106,872)            --      (240,840)
                                               -----------   -----------    -----------   -----------
Net income (loss)                                   90,252       (16,400)       459,303        32,185
    Less accretion of discount on
        preferred stock                                 --      (137,500)            --      (210,000)
                                               -----------   -----------    -----------   -----------
Income (loss) applicable to common
    stockholders                               $    90,252   $  (153,900)   $   459,303   $  (177,815)
                                               ===========   ===========    ===========   ===========


PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited), Continued


                                           Three Months Ended              Nine Months Ended
                                           April 30,                       April 30,
                                           -----------------------------   -------------------------------
                                           2000          1999              2000              1999
                                           ----------    ---------------   ----------------  -------------
Income (loss) from continuing operations
    applicable to common stockholders      $    90,252   $       (47,028)  $       459,303 $        63,025
                                           ===========   ===============   ===============   =============
Income (loss) per common share - basic
    and diluted                            $       .08   $         (0.13)  $           .40   $       (0.15)
                                           ===========   ===============   ===============   =============
Income (loss) from continuing operations
    per common share - basic and diluted   $       .08   $         (0.04)  $           .40   $        0.05
                                           ===========   ===============   ===============   =============
Loss from discontinued operations per
    common share - basic and diluted       $        --   $         (0.09)  $            --   $       (0.20)
                                           ===========   ===============   ===============   =============
Weighted average common shares
    outstanding                              1,139,912         1,155,593         1,147,413       1,164,456
                                           ===========   ===============   ===============   =============


The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)(Unaudited)

                                             Three Months Ended       Nine Months Ended
                                             April 30,                April 30,
                                             ---------------------    ----------------------
                                             2000        1999         2000         1999
                                             ---------   ---------    ---------    ---------
Net income (loss)                            $  90,252   $ (16,400)   $ 459,303    $  32,185
Other comprehensive income (loss)
    before income taxes:
        Changes in unrealized gains/losses
           on marketable securities                 --          --         (579)      12,573
                                             ---------   ---------    ---------    ---------
Other comprehensive income (loss)
    before income taxes                         90,252     (16,400)     458,724       44,758
Less deferred income tax provision
    (benefit)                                       --          --         (197)       4,274
                                             ---------   ---------    ---------    ---------
Comprehensive income (loss)                  $  90,252   $ (16,400)   $ 458,921    $  40,484
                                             =========   =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.
                                       7

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                                   For Nine Months
                                                                                   Ended April 30,
                                                                                   -----------------------------
                                                                                   2000             1999
                                                                                   ----------       ------------
Cash flows from operating activities:
    Cash received from rentals                                                      $  1,655,856    $  1,799,709
    Interest received                                                                  1,950,846       1,619,499
    Cash paid to suppliers and employees                                              (1,838,273)     (1,775,454)
    Interest paid, net of amounts capitalized                                         (1,252,607)     (1,203,886)
    Income tax (paid) refund, net                                                       (142,820)        170,330
                                                                                    ------------    ------------
           Net cash provided by (used in)
               operating activities                                                      373,002         610,198
                                                                                    ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of securities                                                     252,476         337,993
    Purchase of marketable securities                                                    (50,000)
    Proceeds from sales of real estate                                                   735,737         268,517
    Collections on contracts, mortgages
        and finance notes receivable                                                   6,975,555      11,054,117
    Investment in contracts, mortgages
        and finance notes receivable                                                  (9,469,946)    (13,645,044)
    Additions to rental properties, property
        held for sale, property under develop-
        ment, vehicles and equipment                                                  (1,371,103)       (620,362)
                                                                                    ------------    ------------
           Net cash provided by (used in)
               investing activities                                                   (2,927,281)     (2,604,779)
                                                                                    ------------    ------------
Cash flows from financing activities:
    Net borrowings (repayments) under line-
        of-credit agreements                                                           2,533,128       1,206,374
    Net proceeds from installment contracts,
        mortgage notes and notes payable                                                 750,000       2,936,063
    Payments on installment contracts,
        mortgage notes and notes payable                                                (382,741)     (1,133,655)
    Proceeds from sales of debenture bonds                                               240,620          76,912
    Redemption of debenture bonds                                                       (513,820)       (657,978)
    Purchase and retirement of common stock                                              (20,751)        (31,061)
    Purchase and retirement of preferred stock                                                --        (200,000)
                                                                                    ------------    ------------
           Net cash provided by (used in)
               financing activities                                                    2,606,436       2,196,655
                                                                                    ------------    ------------
Net increase in cash and cash equivalents                                           $     52,157    $    202,074
Cash and cash equivalents, beginning of
    period                                                                               512,472         318,026
                                                                                    ------------    ------------
Cash and cash equivalents, end of period                                            $    564,629    $    520,100
                                                                                    ============    ============

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Unaudited) Continued

                                                                                   For Nine Months
                                                                                   Ended April 30,
                                                                                   ---------------------------
                                                                                   2000            1999
                                                                                   ----------      -----------
Reconciliation of net income to net cash provided by (used in) operating activities:
        Net income                                                                  $   459,303    $    32,185
        Adjustment to reconcile net income to
           net cash provided by (used in)
           operating activities:
             Depreciation and amortization                                              547,020        562,382
             Deferred financing income realized                                         (66,687)       (22,003)
             Interest accrued on debenture
               bonds                                                                    393,008        403,473
               Gain on sales of securities                                               (1,834)      (279,082)
             Gain on sales of real estate and
                 rental properties                                                     (899,365)      (472,439)
               Provision for loan losses                                                 50,025             --
             Change in assets and liabilities:
                 Accrued interest receivable                                            (69,009)        44,231
                 Prepaid expenses                                                        45,070        (50,566)
                 Inventories                                                                 --         58,331
                 Accrued expenses                                                       (87,810)       168,809
                 Income taxes                                                            88,654        154,857
                 Other, net                                                             (85,373)        10,020
                                                                                    -----------    -----------
                   Net cash provided by (used in)
                     operating activities                                           $   373,002    $   610,198
                                                                                    ===========    ===========
Supplemental schedule of noncash investing and financing activities:
        Company financed sale of property                                           $   129,750    $ 1,035,358
        Accretion of discount on preferred stock                                             --        150,000
        Related-party note for preferred stock                                               --        200,000
        Proceeds from land sale held for tax-free
           exchange by intermediary                                                     265,089             --


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

The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Birdies Business Segment

In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consisted of a driving range, lighted fairway with five target greens, a pro shop, a putting green and teaching studios.

On December 1, 1998, management decided to close Birdies and commence a liquidation of assets. Management has leased the Birdies building, has sold a portion of the driving range land, and intends to develop or sell the remaining land. The consolidated financial statements of the Company have been reclassified to reflect the disposition of Birdies Golf Center as discontinued operations for all periods presented herein.

Information about the discontinued operations of the Birdie's business segment is as follows:

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Note 2.  Birdies Business Segment, Continued

                                                                           Three Months              Nine Months
                                                                           Ended                     Ended
                                                                           April 30,                 April 30,
                                                                           ------------              -----------
                                                                           1999                      1999
                                                                           ------------              -----------
    Operating revenues                                                     $    (78,810)             $   (48,061)
    Loss before federal income taxes                                            154,887                  349,043
    Loss from discontinued operations,
        net of federal income taxes                                             106,872                  240,840


Total assets from discontinued operations were $2,016,918 at April 30, 1999.


Note 3.  Business Segment Reporting:

Information about the Company's separate continuing business segments as of and for the nine months ended April, 30, 2000 and 1999 is as follows:

                                                                   Real Estate
                                                   Commercial      Rental and
                                                   Lending         Receivable
                                                   Operations      Operations       Total
                                                   -----------     -----------      -----------
    2000:
        Revenue                                    $ 1,644,819     $ 3,072,473      $ 4,717,292
        Income from continuing
           operations before tax                       492,263         198,514          690,777
        Identifiable assets, net                    16,046,353      23,000,487       39,046,840
        Depreciation and
           amortization                                  1,107         545,913          547,020
        Capital expenditures                                --       1,371,103        1,371,103

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Note 3.  Business Segment Reporting, Continued:

                                                                  Real Estate
                                                   Commercial     Rental and
                                                   Lending        Receivable
                                                   Operations     Operations      Total
                                                   -----------    -----------     -----------
    1999:
        Revenue                                    $1,061,731     $ 3,163,651     $ 4,225,382
        Income from continuing
           operations before tax                      339,115          56,979         396,094
        Identifiable assets, net                    8,999,097      26,947,125      33,773,717
        Depreciation and
           amortization                                   706         518,826         519,532
        Capital expenditures                            3,440         616,958         620,362


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

At April 30, 2000, the Company had total stockholders' equity of approximately $7,429,000 and a total liabilities to equity ratio of 4.26 to 1, which increased from 4.15 to 1 at July 31, 1999. During the nine months of the fiscal year, the Company's primary sources of funds were approximately $750,000 from the issuance of notes payable to banks and others, approximately $2,533,000 in borrowings under line-of-credit agreements, $252,000 from sales of marketable securities, $736,000 from sales of real estate, $373,000 from operating activities and $6,976,000 in real estate contract and loan collections. The primary uses of funds were approximately $1,371,000 for property improvements, $9,470,000 for investments in contracts and loans receivable, and $656,000 for net debt reduction.

The Company anticipates that cash flows from operations, and the availability of funds under its lines-of-credit and other banking agreements totalling $23,432,500, of which $16,459,000 was outstanding at April 30, 2000, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

Results of Operations (Three Months)

The Company's net income for the quarter ended April 30, 2000 was approximately $90,000 compared with a net loss of approximately $16,000 for the quarter ended April 30, 1999. Income from continuing operations before tax was approximately $140,000 in 2000 compared with $132,000 in 1999, an improvement of approximately $8,000. The improvement was primarily attributable to a $144,000 gain on sale of real estate and an increase of approximately $141,000 in net interest and loan fee income offset by a $249,000 reduction in gain on sale of securities. General and administrative expense decreased by $50,000, partially offsetting the increase in salaries and commissions of $60,000.

Rental income increased by approximately $3,000 (0.5%) to approximately $576,000 in the quarter ended April 30, 2000 from approximately $573,000. This increase primarily resulted from higher occupancy levels in apartment and office buildings, including the remodeled office building that was formerly the Birdies Golf Center and a newly-constructed building, which more than offset the reduction in rental income due to the sales of two properties in prior periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations (Three Months), Continued

Rental property expenses were approximately $6,000 (1.1%) lower in 2000 than for the comparable three months in 1999. This decrease was due to decreased operating expense of $19,022 (7.4%), which more than offset increased depreciation of $9,624 (5.8%) and interest expense of $3,553 (4.0%).

Salaries and commissions were $59,816 (33.7%) higher in the quarter ended April 30, 2000 than for the comparable three months in 1999, primarily because of additional personnel expense for Cornerstone Realty Advisors, the Company's subsidiary, which originates commercial real estate loans and bonuses paid to two Company officers.

Interest and loan fee income and amortized discount increased approximately $170,000 (29.4%) for the three months ended April 30, 2000 compared with the similar period in 1999 as the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $29,000 (6.3%) in the three months ended April 30, 2000 compared with the comparable 1999 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

The Company's effective tax rate as a percentage of income from continuing operations before federal income tax was approximately 36% in 2000 compared to 31% in 1999.

Results of Operations (Nine Months)

The Company's net income for the nine months ended April 30, 2000 was approximately $459,000 compared with $32,000 for the nine months ended April 30, 1999. Income from continuing operations before tax was approximately $691,000 in 2000 compared with $396,000 in 1999, an improvement of approximately $295,000. The increase was primarily attributable to an increase of approximately $415,000 in net interest and loan fee income, and an increase of approximately $275,000 in gain on sales of real estate which was offset by $277,000 reduction in gain on sale of securities, an $80,000 increase in salaries and commissions, and a $50,000 provision for loan losses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations (Nine Months), Continued

Rental income increased by $3,000 (0.2%) to approximately $1,681,000 in the nine months ended April 30, 2000 from approximately $1,678,000 in 1999. This primarily resulted from increased rents due to higher occupancy levels in a multifamily apartment building and the renovated office building that was formerly Birdies Golf Center offset by the reduction in rental income from two rental properties that were sold.

Rental property expenses were $33,397 (2.2%) lower in 2000 than for the comparable nine months in 1999. This resulted from decreased operating expense of $48,836 (6.4%) and interest expense of $11,826 (4.3%), which more than offset an increase in depreciation of $27,265 (5.6%).

Interest and loan fee income and amortized discount was $489,271 (30.6%) more for the nine months ended April 30, 2000 compared with the similar period in 1999 as the average outstanding balance in contracts and loans receivable increased during the period, primarily due to new loans originated by Cornerstone Realty Advisors.

Salaries and commissions were $80,239 (14.0%) higher in the nine months ended April 30, 2000 than for the comparable nine months in 1999, primarily because of additional personnel expense for Cornerstone Realty Advisors and bonuses paid to Company officers.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $74,445 (5.4%) more in 2000 than in 1999 primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34% in fiscal 2000 compared to 31% in fiscal 1999.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not believe that there has been a material change in its market risk since the end of its last fiscal year.

Part II.  Other Information

Items 1, 2, 3, 4 and 5 -- Not applicable.

Item 6.  Exhibit 27 -- Financial Data Schedule


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SECURITY FINANCIAL, INC.

/s/ David L. Guthrie                                    June 5, 2000
---------------------------------                       -----------------------
David L. Guthrie                                        Date
President/Chief Executive Officer


/s/ Donald J. Migliuri                                  June 5, 2000
---------------------------------                       -----------------------
Donald J. Migliuri, Secretary/                          Date
Treasurer