Form 10-K
period 2000-07-31
PACIFIC SECURITY COMPANIES
filed 2000-10-30
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                       ------------------    ------------------

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Washington                                   91-0669906
   -------------------------------           ----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation of organization)

          N. 10 Post Street
         325 Peyton Building
         Spokane, Washington                                 99201
   -------------------------------           ----------------------------------
        (Address of principal                             (Zip code)
         executive offices)

Registrant's telephone number, including area code:            (509) 444-7700
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each
                                                        exchange on which
     Title of each class                                   registered
------------------------------                   ------------------------------
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

On July 31, 2000, the registrant had outstanding 1,138,795 shares of common stock, no par value ($3 stated value) and 3,000 shares of Class A preferred stock, $100 par value.

Documents incorporated by reference:  none.

                        PACIFIC SECURITY FINANCIAL, INC.
                             FORM 10-K ANNUAL REPORT

                                Table of Contents



                                                                                                                 Page
                                                                                                                 ----

PART I

Item 1.           Business                                                                                          1
Item 2.           Properties                                                                                        2
Item 3.           Legal Proceedings                                                                                 4
Item 4.           Submission of Matters to a Vote of Security Holders                                               4


PART II

Item 5.           Market for the Registrant's Common Equity and
                      Related Stockholder Matters                                                                   5
Item 6.           Selected Financial Data                                                                           6
Item 7.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                           6
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                        9
Item 8.           Financial Statements and Supplementary Data                                                      11
Item 9.           Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                                          11


PART III

Item 10.          Directors and Executive Officers of the Registrant                                               37
Item 11.          Executive Compensation                                                                           38
Item 12.          Security Ownership of Certain Beneficial Owners
                      and Management                                                                               39
Item 13.          Certain Relationships and Related Transactions                                                   39


PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                                                          40

PART I

Item 1.   Business

(a) Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc., the surviving corporation, was changed to Pacific Security Companies (the "Company") as of the date of the merger. Pacific Security Companies changed its name to Pacific Security Financial, Inc, in 1999.

         Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing and selling real properties. The merged corporation has continued these activities. Total assets of the Company at July 31, 2000 and 1999 were $40,416,395 and $35,946,222, respectively, and real estate contracts and loans represent approximately 49% and 50% of the respective asset totals. The Company presently primarily originates commercial loans. The Company also originates contracts to facilitate the sale of real estate held for sale or development. Some of the contracts have fixed contractual interest rates while commercial (interim and construction) loans generally have variable rates. Most contracts have been purchased by the Company at a discount from the contract balance which increases the effective yield. The total amount invested in real estate contracts and loans of $19,713,117 as of July 31, 2000 is $1,789,788 more than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 7.0% as of July 31, 2000 and 1.9% as of July 31, 1999. Management continues to emphasize enforcement of the Company's credit and collection policies.

         In fiscal 1998, the Company's newly-formed subsidiary, Cornerstone Realty Advisors, Inc., began making short-term (generally one to two years including extensions) construction and interim loans. Bank lines of credit were increased to provide additional funds for this purpose. The permanent financing for these short-term loans is obtained from the secondary market and includes such sources as banks, savings and loan institutions, life insurance companies, credit unions and conduits.

         The Company has continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. Correspondingly, the acquisition of additional real estate contracts has been minimal, other than for Company financed sales of its real estate. The Company developed certain land for residential development. The project, known as Tanglewood Ranch Park Estates (The Crest) offered approximately 21 ten-acre parcels suitable for home construction. The Company began marketing these parcels in fiscal 1998 and has approximately 9 ten-acre parcels remaining for sale at July 31, 2000.

         In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies) and discontinued this operation in fiscal 1999. See further information on this discontinued business segment in Note 4 to the consolidated financial statements.

         Investments in rental properties totaled $17,783,847 and $14,807,679 as of July 31, 2000 and 1999, respectively. The increase is primarily the net result of the acquisition of two commercial buildings in Boise, Idaho, construction of a new building for lease in the Cornerstone Office Park and additional capitalized costs that more than offset depreciation expense and the cost of real estate that was sold. Other real property held for sale and development totaled $1,796,607 and $2,031,448 as of July 31, 2000 and 1999, respectively. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold or exchanged for tax purposes in order to minimize and defer related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

         With the Company's sale of certain commercial real estate and multi-family housing, rental income has only increased from $2,220,979 in fiscal 1998 to $2,285,947 in fiscal 2000. During the same period, interest income, including the amortization of discounts on real estate contracts, has increased from

         27% of total income in fiscal 1998 to 47% of total income in fiscal 2000. The Company expects to continue its emphasis on originating construction and interim commercial real estate loans and the development, leasing and sale of commercial real estate in fiscal 2001, and marketing of the Tanglewood (The Crest) parcels. There are no contractual commitments other than the remaining remodeling costs associated with improvements for commercial buildings and the construction of a new building at the Cornerstone Office Park. The Company's fiscal 2001 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2 " Properties.

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

         As of July 31, 2000, the Company employed approximately 21 people on a full-time equivalent basis, 18 of whom are in its office at N. 10 Post Street in Spokane, Washington.

Item 2.     Properties

As of July 31, 2000, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

Properties Located in Spokane County, Washington  (unless otherwise noted):

                                                                                       July 31, 2000
                                                                        ------------------------------------------
                                                                            Rental/          Net         Mortgage
   Date                                                                   Development     Carrying      or Contract
 Acquired                     Description of Property                       Status          Value       Obligation
 --------    -------------------------------------------------------    --------------   ----------    ------------

Commercial:
   1979      The Peyton Building at N. 10 Post Street contains          Substantially   $4,496,233    $  2,422,444
             approximately 85,000 square feet of rentable space.        leased
             Substantial improvements have been made to the
             building since its acquisition. Remodeling of this
             office building continues as new occupancy warrants.
             The Company's offices are located in this building.

   1979      The Hutton Building at S. 10 Washington contains           Substantially   $3,422,006    $  2,482,500
             approximately 56,000 square feet of rentable space.        leased
             Substantial improvements have been made to the
             building since its acquisition.  The Company also
             acquired 25,000 square feet for parking near this
             building.

   1992      The Pier One Building is a commercial building.            Leased          $3,055,814    $  1,294,456
             The building has two major tenants, who occupy
             over 60% of the space, and several other smaller
             tenants for the remaining space.

                                       2

Properties Located in Spokane County, Washington (unless otherwise noted),
Continued:

                                                                                       July 31, 2000
                                                                        -------------------------------------------
                                                                            Rental/          Net         Mortgage
   Date                                                                   Development     Carrying      or Contract
 Acquired                     Description of Property                       Status          Value       Obligation
 --------    -------------------------------------------------------    --------------   ----------    ------------

Commercial, Continued:
   1992      The AT&T Wireless Building is a commercial                 Leased          $   696,061    $   796,016
             building constructed by the Company on the north
             river bank in Spokane.

   1995      Cornerstone Office Building is the remodeled Birdies
             Golf Center, constructed on 2 acres of the Cornerstone     Leased          $ 1,552,701    $   690,644
             Office Park property.  It has approximately 8,300 square
             feet of rental space occupied by two tenants.

   2000      Apex Physical Therapy is a commercial building
             constructed by the Company in the Cornerstone              Leased          $   553,270    $   529,028
             Office Park.

   2000      Boise, Idaho: Calderwood- Overland Building-
             Commercial Building with approximately 10,896              Leased          $ 1,597,389                (1)
             square feet of rentable space.

   2000      Boise, Idaho: Calderwood- Ardene Building-
             Commercial Building with approximately 8,292               Leased          $ 1,197,959                (1)
             square feet of rentable space.

Multi-Family Housing:

   1969      The Broadmoor Apartments, formerly the Aqua View           Occupied        $ 1,212,413    $ 2,074,435
             Apartments, is a 128-unit apartment complex.

Land:

   1990      Cornerstone Office Park and property consists of
             approximately 10 remaining acres of raw land in a          Under           $   812,971    $       ---
             location where there has been substantial commercial       development
             and residential development.

   1991      Tanglewood Ranch Park Estates (The Crest) in south         Being           $   686,250    $       ---
             Spokane County was acquired through a judicial fore-       marketed
             closure.  The area consisted of approximately 300 acres
             of undeveloped land. In fiscal 2000, three lots were sold, leaving approximately 9 lots available for sale.

   1993      Approximately six acres in Auburn, Washington              Being           $   172,386    $       ---
             zoned for single-family housing were acquired              marketed
             through a foreclosure.

   2000      Calderwood lots (2), Boise Idaho                           Under           $   125,000                (1)
                                                                        development

(1)      Total obligation of $1,742,250 is secured by two commercial buildings and land as noted above.

Item 3.     Legal Proceedings

As of July 31, 2000, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2000.

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

(c)      Approximate Number of Holders of Common Stock.

         Common no par value -- 1,111 record holders.

(d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 2000, the Company also has issued 3,000 shares of Class A preferred stock owned by two holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal years ended July 31, 2000 and 1999, dividends totaling $18,000 and $18,000 were declared and accrued on these shares, respectively. During the fiscal years ended July 31, 1998 and 1997, dividends totaling $42,000 and $62,400, respectively, were declared and accrued on these shares. The dividends were paid on August 3, 2000, August 3, 1999, August 3, 1998, and August 1, 1997,
         respectively.

Item 6.     Selected Financial Data

The following selected financial data have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      Years Ended July 31,
                                                ------------------------------------------------------------------
                                                 2000          1999           1998          1997          1996
                                                ---------   -----------   -----------   ------------  ------------
Statement of Operations Data:

Rental income                                $  2,285,947  $  2,268,810  $  2,220,979     $2,398,369 $   2,714,563
Interest income, including loan fees            2,885,338     2,183,276       963,297      1,032,847     1,138,935
Gains on sales of real estate                   1,038,694     1,128,628       514,141      1,611,195       486,469
Interest expense, net                           2,364,846     2,208,858     1,580,820      1,548,173     1,650,559
Income (loss) from continuing operations,
   before income taxes                            845,791       853,559      (720,371)       879,238       182,114
Net income (loss)                                 561,491       285,342      (596,936)       472,000        39,266
Income (loss) applicable to common
   stockholders                                   543,491        57,342      (757,936)       357,600       (75,134)
Income (loss) per common share - basic
   and diluted                                        .48           .05          (.48)           .19          (.04)
                                                =========     ==========    ==========    ==========     =========
Income (loss) from continuing operations
   per common share - basic and diluted               .48           .27          (.42)           .26          (.03)
                                                =========     ==========    ==========    ==========     =========

Cash dividends per common share                        --            --            --             --            --
Weighted-average number of common
   shares outstanding                           1,139,232     1,161,677     1,591,484      1,895,105     1,938,076

Balance Sheet Data (at year end):

Contracts, mortgages, finance notes and
   loans receivable, net                     $ 19,713,117  $ 17,923,329  $ 11,149,009  $  10,971,700 $  10,492,944
Total assets                                   40,416,395    35,946,222    30,940,293     32,294,907    32,840,107
Notes and contracts payable                    21,234,496    17,421,385    12,255,178     10,028,531    11,055,919
Debentures                                      9,867,649     9,643,548     9,839,936      9,898,351     9,718,260
Stockholders' equity                            7,500,785     6,980,693     6,647,479      9,689,896     9,397,005


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

The Company engages in financing real estate collateralized contracts and loans, originating construction and interim loans, acquiring real estate that is either held for sale or developed and leased or sold and operating rental properties as its primary activities. In fiscal 1999, the Company expanded its lending activities associated with interim construction loans. During the past two years, the Company has also focused on the development and lease of its rental properties as demand for the available space in these projects has increased. Much of the Company's development of the commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes. The Company also constructed a new building in the Cornerstone Office Park. This building is fully leased to a tenant who has a two year option to buy the building.

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

Results of Operations

For the years ended July 31, 2000, 1999 and 1998, the Company's net income
(loss) was approximately $561,000, $285,000, and $(597,000), respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, the income (loss) applicable to common stockholders was approximately $543,000, $57,000, and $(758,000) in fiscal 2000, 1999, and 1998, respectively.

Rental real estate revenues have remained relatively flat due to sales of rental properties offsetting rent increases in existing properties and rent from newly-constructed or acquired properties. Total rental income has increased from $2,221,000 in fiscal 1998 to $2,286,000 in fiscal 2000. Rental income is expected to increase as vacancies are reduced.

The total interest income, including loan fees and amortization of discounts on acquired real estate contracts and loans, has increased from approximately $2,211,000 and $1,005,000 in fiscal 1999 and 1998, respectively, to approximately $2,958,000 in fiscal 2000. This increase corresponds directly with the increase in the Company's origination of construction and interim commercial loans. In the last half of fiscal 1998, the Company began originating new commercial real property construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. Loan fees of $600,000 and net interest income of $539,000 have significantly increased as the loan portfolio has grown in fiscal 2000.

Gains on the sale of real estate were approximately $1,039,000, $1,129,000, and $514,000 in fiscal 2000, 1999 and 1998, respectively. The Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

The expenses associated with rental operations have decreased to approximately $1,996,000 in fiscal 2000 from approximately $2,036,000 in fiscal 1998. The rental activities of the Company are expected to continue to contribute to its profitability, but sales of rental properties may offset rental increases from newly-acquired or newly-constructed properties.

Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $2,011,000, $1,842,000 and $1,212,000 in fiscal 2000, 1999 and 1998, respectively. In the last half of fiscal 1998 and through fiscal 2000, outstanding borrowings increased significantly due to advances drawn under the Company's lines of credit to fund the origination of construction and interim loans. These increased borrowings resulted in the increase in interest expense in fiscal 2000.

Salaries and commissions have increased in absolute dollar amounts for each of the last three fiscal years. In fiscal 2000, salaries and commissions increased $154,600. Additional staffing for Cornerstone Realty Advisors, Inc. resulted in increased salaries and commissions were higher due to increased loan activity.

General and administrative expenses in fiscal 2000 were higher by approximately $83,000 than in fiscal 1999 due to the growth of the company.

The Company's effective income tax rate as a percentage of income (loss) from continuing operations before income taxes was 34% in fiscal 2000, compared to a provision of 37% and a benefit of 29% in fiscal 1999 and 1998, respectively.

Liquidity and Capital Resources

At July 31, 2000, the Company had total stockholders' equity of approximately $7,501,000 and a total liabilities to equity ratio of 4.39 to 1, which increased from 4.15 to 1 the year before. The increase in this ratio was primarily due to the increase in bank borrowings to fund new interim and construction loans in fiscal 2000. In fiscal 2000, the Company's primary sources of funds were approximately $2.0 million from the sale of real estate, $17.5 million in real estate contract collections, $.7 million from operating activities and $4.9 million from net line-of-credit and note borrowings. The primary uses of funds were approximately $4.6 million used for the acquisition and improvements of real estate projects, $19.4 million used to originate new loans and acquire new contracts, $.7 in repayment of maturing debentures, and approximately $1.0 million in repayment of outstanding long-term debt. As a holder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that much of the Company's investment in real estate contracts and established real estate leases have fixed returns, as do the Company's debentures. The interim and construction loans originated by the Company have variable interest rates and are primarily funded by variable interest rate loans so that the spread between the loans receivable interest rate and debt interest rate is maintained regardless of whether rates are increasing or decreasing. The Company will be affected by changes in the real estate market in Washington and other western states where it originates loans.

The Company anticipates that sales of debentures and the availability of funds under its $23,432,500 line-of-credit and loan arrangements, of which approximately $15,715,057 was outstanding at July 31, 2000, will be sufficient to fund its short- and intermediate-term needs to retire maturing debentures and mortgage obligations, to continue development of its real estate projects as demand warrants, and to originate commercial real estate loans. The Company does not anticipate any significant capital expenditures during fiscal 2001, other than the completion of the remodeling of rental properties and the construction of a building and other improvements to the Cornerstone Office Park.

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

The Company's profitability can be affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. In addition, real estate lending may slow in a rising interest rate environment.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' estimated fair values at July 31, 2000.

                                              2001         2002           2003         2004         2005
                                          -----------   -----------   -----------  -----------   ---------
Interest-sensitive assets:
  Contracts, mortgages, finance notes
    and loans receivable                  $16,107,903   $   208,405   $   230,228   $   254,335   $   279,966

Interest-sensitive liabilities:
  Notes payable to banks                   11,158,122     4,556,935
  Installment contracts, mortgage notes
    and notes payable                         210,045     1,961,627       207,946       190,224       201,044
  Debenture bonds                           1,194,800     1,031,553     1,130,738     2,031,557     1,925,564

Off-balance sheet items:
  Undisbursed loans receivable              9,431,626

[RESTUBBED]

                                          Thereafter     Balance     Fair Value
                                          -----------  -----------   ----------
Interest-sensitive assets:
  Contracts, mortgages, finance notes
    and loans receivable                  $ 3,154,586 $  20,235,423   $20,235,423

Interest-sensitive liabilities:
  Notes payable to banks                                 15,715,057    15,715,057
  Installment contracts, mortgage notes
    and notes payable                       2,748,553     5,519,439     5,519,439
  Debenture bonds                           2,553,437     9,867,649     9,867,649

Off-balance sheet items:
  Undisbursed loans receivable                            9,431,626     9,431,626



Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal.

Item 8.     Financial Statements and Supplementary Data                    Page
                                                                           ----

Report of independent accountants                                            12

Financial statements:

   Consolidated balance sheets                                               13

   Consolidated statements of operations                                     15

   Consolidated statements of comprehensive income (loss)                    16

   Consolidated statements of stockholders' equity                           17

   Consolidated statements of cash flows                                     18

   Notes to consolidated financial statements                                20



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Report of Independent Accountants

Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries (the Company) at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                             /s/ PricewaterhouseCoopers LLP
                                             -------------------------------


September 19, 2000
Spokane, Washington

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2000 and 1999


                                                            2000          1999
Assets:
     Cash and cash equivalents:
        Unrestricted                                    $   442,208   $   512,472
        Restricted                                           19,825        16,321
                                                        -----------   -----------
                                                            462,033       528,793
                                                        -----------   -----------
     Receivables:
        Contracts, mortgages, finance notes and loans
           receivable, net:
              Related parties                               202,028       214,795
              Unrelated                                  19,511,089    17,708,534
                                                        -----------   -----------
                                                         19,713,117    17,923,329
        Accrued interest                                    250,025        98,319
        Other                                                60,549        33,484
                                                        -----------   -----------
                                                         20,023,691    18,055,132
                                                        -----------   -----------

     Investment in rental properties, net                17,783,847    14,807,679

     Other investments:
        Property held for sale and development            1,796,607     2,031,448
        Marketable securities                                41,724       242,168
                                                        -----------   -----------
                                                          1,838,331     2,273,616
                                                        -----------   -----------

     Other assets:
        Vehicles and equipment, net                          63,340        33,590
        Prepaid and other, net                              245,153       247,412
                                                        -----------   -----------
                                                            308,493       281,002
                                                        -----------   -----------

                 Total assets                           $40,416,395   $35,946,222
                                                        ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets, Continued
July 31, 2000 and 1999

                                                                         2000          1999
Liabilities:
     Notes payable to banks                                            15,715,057   $13,925,405
     Installment contracts, mortgage notes and notes payable:
        Related parties                                                   152,286       337,695
        Unrelated                                                       5,367,153     3,158,285
                                                                      -----------   -----------
                                                                        5,519,439     3,495,980
                                                                      -----------   -----------

     Debenture bonds                                                    9,867,649     9,643,548
     Accrued expenses and other liabilities:
        Related parties                                                   106,097       254,590
        Unrelated                                                         819,287       874,602
                                                                      -----------   -----------
                                                                          925,384     1,129,192
                                                                      -----------   -----------
     Income taxes                                                         241,511        59,131
     Deferred income taxes                                                646,570       712,273
                                                                      -----------   -----------
              Total liabilities                                        32,915,610    28,965,529
                                                                      -----------   -----------

     Commitments and contingencies

Stockholders' equity:
     Preferred stock:
        Class A preferred stock, $100 par value; authorized
           20,000 shares; issued and outstanding, 3,000 shares            300,000       300,000
        Preferred stock, authorized 10,000,000 no par value shares;
           no shares issued and outstanding                                    --            --
     Common stock:
        Original class, authorized 2,500,000 no par value
           shares, $3 stated value; issued and outstanding,
           1,138,795 and 1,152,532 shares                               3,416,386     3,457,597
        Class B, authorized 30,000 no par value shares;
           no shares issued and outstanding                                    --            --
     Additional paid-in capital                                         1,822,203     1,804,009
     Retained earnings                                                  1,962,196     1,418,705
     Accumulated comprehensive income, net                                     --           382
                                                                      -----------   -----------
              Total stockholders' equity                                7,500,785     6,980,693
                                                                      -----------   -----------

              Total liabilities and stockholders' equity              $40,416,395   $35,946,222
                                                                      ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended July 31, 2000, 1999 and 1998

                                                                         2000            1999              1998
Income:
     Rental                                                           $ 2,285,947     $ 2,268,810      $ 2,220,979
     Interest, including loan fees of $599,878,
        $450,285 and $59,979                                            2,885,338       2,183,276          963,297
     Amortization of discounts on real estate contracts                    72,777          27,633           41,992
     Gain on sales of real estate                                       1,038,694       1,128,628          514,141
     Gain on sale of marketable securities                                  1,834         279,082               --
     Other, net                                                            69,619          45,897           49,412
                                                                      -----------      -----------      -----------
                                                                        6,354,209        5,933,326        3,789,821
                                                                      -----------      -----------      -----------
Expense:
     Rental operations:
        Depreciation and amortization                                     698,769         663,272          628,149
        Interest                                                          353,852         366,817          369,276
        Other                                                             943,149       1,064,448        1,038,890
                                                                      -----------      -----------      -----------
                                                                        1,995,770        2,094,537        2,036,315
     Interest, net of amount capitalized                                2,010,994       1,842,041        1,211,544
     Salaries and commissions                                             889,720         735,120          710,660
     General and administrative                                           451,941         368,848          523,443
     Depreciation and amortization                                         39,968          39,014           26,031
     Provision for loan loss                                              120,025             207            2,199
                                                                      -----------      -----------      -----------
                                                                        5,508,418        5,079,767        4,510,192
                                                                      -----------      -----------      -----------

Income (loss) from continuing operations before
     income taxes                                                         845,791         853,559         (720,371)
Income tax provision (benefit)                                            284,300         312,565         (206,429)
                                                                      -----------      -----------      -----------
Income (loss) from continuing operations                                  561,491         540,994         (513,942)
                                                                      -----------      -----------      -----------

Discontinued operations:
     Loss from discontinued operations of golf center
        (less federal income tax benefit of $0,
           $147,584 and $33,407)                                               --        (255,652)         (82,994)
                                                                      -----------      -----------      -----------
Net income (loss)                                                         561,491         285,342         (596,936)

Less:      Preferred stock dividends                                      (18,000)         (18,000)         (42,000)
           Accretion of discount on preferred stock                            --         (210,000)        (119,000)
                                                                      -----------      -----------      -----------

Income (loss) applicable to common stockholders                       $   543,491     $    57,342      $  (757,936)
                                                                      ===========      ===========      ===========

Income (loss) from continuing operations applicable
     to common stockholders                                           $   543,491     $   312,994      $  (674,942)
                                                                      ===========      ===========      ===========

Income (loss) per common share - basic and diluted                    $      0.48      $      0.05      $      (.48)
                                                                      ===========      ===========      ===========

Income (loss) from continuing operations per
     common share - basic and diluted                                 $      0.48      $      0.27      $      (.42)
                                                                      ===========      ===========      ===========

Loss from discontinued operations per common
     share - basic and diluted                                        $        --      $     (0.22)     $      (.05)
                                                                      ===========      ===========      ===========

Weighted average common shares per outstanding
     basic and diluted                                                  1,139,232       1,161,677        1,591,484
                                                                      ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) for the years ended July 31, 2000, 1999 and 1998

                                                                                      2000                1999               1998
Net income (loss)                                                                  $ 561,491           $ 285,342          $(596,936)

Other comprehensive income (loss) before income taxes:
     Changes in unrealized gains/losses on marketable
        securities                                                                      (579)             13,152              1,058
                                                                                   ---------           ---------          ---------

Other comprehensive income (loss) before income taxes                                560,912             298,494           (595,878)
Less deferred income tax provision (benefit)                                            (197)              4,471                361
                                                                                   ---------           ---------          ---------

Comprehensive income (loss)                                                        $ 561,109           $ 294,023          $(596,239)
                                                                                   =========           =========          =========




The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity for the years ended July 31, 2000, 1999 and 1998

                                                                Additional                    Accumulated
                                    Preferred       Common        Paid-in       Retained     Comprehensive
                                      Stock         Stock         Capital       Earnings     Income (Loss)       Total
                                    ----------   -------------  ------------  -------------  ---------------  -------------

Balances, July 31, 1997                         $  5,616,375   $ 1,906,642    $ 2,175,875   $    (8,996)     $ 9,689,896
     Net loss                                                                    (596,936)                      (596,936)
     Unrealized gain on marketable
        securities                                                                                  697              697
     Purchase and retirement of
        common stock
        (699,637 shares)                          (2,098,911)      (94,691)       (56,576)                    (2,250,178)
     Cash dividend declared on
        preferred stock                                                           (42,000)                       (42,000)
     Accretion of discount on
        preferred stock, including
        redemption of 2,400 shares                                 (35,000)      (119,000)                      (154,000)
                                   ------------   ------------   -----------    -----------   -----------    -----------

Balances, July 31, 1998                            3,517,464     1,776,951      1,361,363        (8,299)       6,647,479
     Net income                                                                   285,342                        285,342
     Unrealized gain on marketable
        securities                                                                                8,681            8,681
     Purchase and retirement of
        common stock
        (19,956 shares)                              (59,867)       27,058                                      (32,809)
     Cash dividend declared on
        preferred stock                                                           (18,000)                      (18,000)
     Accretion of discount on
        preferred stock, including
        redemption of 4,000 shares
        and conversion of 3,000
        shares                                                                   (210,000)                     (210,000)
     Conversion of redeemable
        preferred stock                300,000                                                                  300,000
                                  ------------   ------------   -----------    -----------   -----------    -----------

Balances, July 31, 1999                300,000      3,457,597     1,804,009      1,418,705           382      6,980,693
     Net income                                                                    561,491                      561,491
     Unrealized gain on marketable
        securities                                                                                  (382)          (382)
     Purchase and retirement of
        common stock
        (13,737 shares)                               (41,211)       18,194                                     (23,017)
     Cash dividend declared on
        preferred stock                                                            (18,000)                     (18,000)
                                  ------------   ------------   -----------    -----------   -----------    -----------

Balances, July 31, 2000              300,000    $  3,416,386   $  1,822,203    $ 1,962,196   $         0    $ 7,500,785
                                ============    ============   ===========     ===========   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended July 31, 2000, 1999 and 1998


                                                                                 2000           1999            1998
Cash flows from operating activities:
     Cash received from rentals and other                                   $  2,275,926    $  2,836,790    $  2,690,419
     Interest received                                                         2,733,632       1,775,529         879,135
     Cash paid to suppliers and employees                                     (2,366,855)     (2,297,644)     (2,590,272)
     Interest paid, net of amounts capitalized                                (1,759,175)     (1,610,269)     (1,040,047)
     Income taxes refunded (paid)                                               (167,820)        170,330              --
                                                                            ------------    ------------    ------------
           Net cash from operating activities                                    715,708         874,736         (60,765)
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from sales of real estate                                        1,999,051       1,140,122         566,628
     Proceeds from sales and maturities of marketable
        securities                                                               252,093         337,796              --
     Purchase of marketable securities                                           (50,000)       (200,062)             --
     Collections on contracts, mortgages, finance
        notes and loans receivable                                            17,546,549      13,461,784       7,208,934
     Origination of loans receivable and investment in
        contracts, mortgages and finance notes                               (19,415,924)    (18,521,619)     (6,471,596)
     Additions to rental properties, property held for
        sale, property under development, golf center,
        vehicles and equipment                                                (4,574,922)       (847,658)     (1,673,150)
     Change in restricted investments                                             (3,504)         (5,032)        351,549
                                                                            ------------    ------------    ------------
           Net cash from investing activities                                 (4,246,657)     (4,634,669)        (17,635)
                                                                            ------------    ------------    ------------

Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                            1,789,652       7,281,579       1,238,827
     Proceeds from installment contracts, mortgage
        notes and notes payable                                                3,072,710         283,333         434,688
     Payments on installment contracts, mortgage
        notes and notes payable                                               (1,049,251)     (2,598,705)       (300,868)
     Proceeds from sales of debenture bonds                                      361,266          76,912         340,657
     Redemption of debenture bonds                                              (672,675)       (813,931)       (954,296)
     Redemption of preferred stock                                                    --        (200,000)       (240,000)
     Payment of dividends on preferred stock                                     (18,000)        (42,000)        (62,400)
     Purchase and retirement of common stock                                     (23,017)        (32,809)       (385,240)
                                                                            ------------    ------------    ------------
           Net cash from financing activities                                  3,460,685       3,954,379          71,368
                                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                             (70,264)        194,446          (7,032)
Cash and cash equivalents, beginning of year                                     512,472         318,026         325,058
                                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                                      $    442,208    $    512,472    $    318,026
                                                                            ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended July 31, 2000, 1999 and 1998


                                                                    2000          1999           1998
Reconciliation of net income (loss) to net cash from
     operating activities:
        Net income (loss)                                     $   561,491    $   285,342    $  (596,936)
        Adjustments to reconcile net income (loss) to
           net cash from operating activities:
              Depreciation and amortization                       738,737        743,802        750,370
              Deferred income tax provision (benefit)             (65,900)       121,324       (534,967)
              Deferred financing income realized                  (72,777)       (27,633)       (41,992)
              Interest accrued on debenture bonds                 535,510        540,631        555,224
              Gain on sales of marketable securities               (1,834)      (279,082)            --
              Gain on sales of real estate                     (1,038,694)    (1,128,628)      (514,141)
              Uncollectible accounts                              120,025             --          2,199
              Change in assets and liabilities:
                 Accrued interest receivable                     (151,706)        42,537       (299,157)
                 Income taxes                                     182,380        213,988        299,764
                 Prepaid expenses                                 (22,741)        49,178         35,252
                 Golf center inventories                               --         58,331         (2,830)
                 Accrued expenses and other liabilities          (203,808)       282,584        258,323
                 Other, net                                       135,025        (27,638)        28,126
                                                              -----------    -----------    -----------

                    Net cash from operating activities        $   715,708    $   874,736    $   (60,765)
                                                              ===========    ===========    ===========

Supplemental schedule of noncash investing and
     financing activities:
        Company financed sale of property                     $   129,750    $ 1,775,358    $   486,300
        Accretion of discount on preferred stock                       --        150,000        119,000
        Stock dividend declared and unpaid                         18,000         18,000         42,000
        Transfer of investment in golf center to investment
           in rental properties                                        --      1,366,683             --
        Transfer of investments in golf center to property
           held for sale or development                                --        460,182             --
        Note payable issued for purchase and redemption
           of preferred shares                                         --        200,000             --
        Deferred gain recognized on sale of property                   --             --         41,516
        Related party note issued in exchange for non-
           competition agreement                                       --             --        125,000
        Exchange of real estate for purchase and redemption
           of common stock                                             --             --      1,143,500
        Notes payable issued for purchase and redemption
           of common shares                                            --             --        729,000


The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements for the years ended July 31, 2000, 1999 and 1998


   1. Organization and Summary of Significant Accounting Policies:

      Pacific Security Financial, Inc. (formerly Pacific Security Companies) and subsidiaries (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling and leasing real properties and in financing contracts and loans, collateralized by real estate. Most of the Company's real estate activities are concentrated within the state of Washington. The Company also originates commercial real estate loans on properties located in the western United States.

      A summary of the significant accounting policies followed by the Company is presented below:

         Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pacific Realty Management and Cornerstone Realty Advisors, Inc. which was formed in fiscal years 2000 and 1998, respectively. All significant intercompany accounts and transactions have been eliminated.

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


   1. Organization and Summary of Significant Accounting Policies, Continued:

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

         Interest Capitalization

         All costs associated with self-constructed assets, including interest, incurred during the construction period, are capitalized. Interest costs of approximately $55,000 were capitalized during the year ended July 31, 2000.

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


   1. Organization and Summary of Significant Accounting Policies, Continued:

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

         Intangible Assets

         The amount paid under a covenant not-to-compete is being amortized on a straight-line basis over the five-year term of the related agreement. Accumulated amortization associated with this agreement was $61,441 and $36,441 at July 31, 2000 and 1999, respectively.

         Vehicles and Equipment

         Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $227,332 and $213,850 at July 31, 2000 and 1999, respectively. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998

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

         Income or Loss Per Share

         Income (loss) per share - basic is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company did not have any potentially dilutive common shares outstanding during the years ended July 31, 2000, 1999 and 1998; therefore, diluted earnings per share amounts are identical to basic earnings per share. The Company also presents income (loss) per share for continuing and discontinued operations.

         Interest Rate Risk

         The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily contracts, mortgages, finance notes and loans receivable) and liabilities (primarily notes payable to banks, installment contracts, mortgage notes, notes payable and debenture bonds) are subject to interest rate risk. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998

   1. Organization and Summary of Significant Accounting Policies, Continued:

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

         Reclassifications

         Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

   2. Contracts, Mortgages, Finance Notes and Loans Receivable:

      The components of contracts, mortgages, finance notes and loans receivable at July 31, 2000 and 1999 are as follows:

                                                                                 2000               1999
     Contracts, mortgages and finance notes receivable                   $     4,315,025    $      6,607,188
     Originated loans receivable                                              25,352,024          16,457,191
     Undisbursed portion of loans receivable                                  (9,431,626)         (4,828,082)
                                                                         ---------------    ----------------
                                                                              20,235,423          18,236,297
     Unamortized discounts, net                                                  (40,703)           (113,479)
     Unearned loan fees, net                                                    (362,143)           (194,581)
     Allowance for loan losses                                                  (119,460)             (4,908)
                                                                         ---------------    ----------------

     Contracts, mortgages, finance notes and loans
        receivable, net                                                  $    19,713,117    $     17,923,329
                                                                         ===============    ================

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


   2. Contracts, Mortgages, Finance Notes and Loans Receivable, Continued:

      At July 31, 2000 and 1999, three individual receivable balances represented approximately 15%, 9% and 8% and 13%, 9% and 8% of the gross outstanding receivable, respectively. Additionally, aggregate amounts receivable from two separate borrowers represented approximately 12% and 9% of the gross outstanding receivable at July 31, 2000 and 14% and 13% of the gross outstanding receivable at July 31, 1999.

      At July 31, 2000 and 1999, the aging of the gross amounts due on contracts, mortgages, finance notes and loans receivable was as follows:

                                              2000                1999

     Current                            $    18,403,247    $     17,890,976
     31 to 60 days                              415,462               6,785
     61 to 90 days                                4,618                  --
     Over 90 days                             1,412,096             338,536
                                        ---------------    ----------------

                                        $    20,235,423    $     18,236,297
                                        ===============    ================


      Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. At July 31, 2000 and 1999, an allowance of $119,460 and $4,908, respectively, was provided. The receivables are collateralized primarily by residential and commercial real estate located in the western United States. These estimates can be affected by changes in the economic environment in the western United States and the resultant effect on real estate values. As a result of changing economic conditions, the amount of the allowance for loan losses could change in the near term.

   3. Investments in Rental Properties:

      Following is a summary of investments in rental properties at July 31, 2000 and 1999:

                                              2000                  1999

     Land                              $     3,012,129    $      2,389,128
     Buildings and improvements             20,463,126          17,842,108
     Furniture and equipment                 1,370,021           1,267,220
                                       ----------------   -----------------
                                            24,845,276          21,498,456
     Less accumulated depreciation          (7,061,429)         (6,690,777)
                                       ----------------   -----------------

                                       $    17,783,847    $     14,807,679
                                       ================   =================

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


   3. Investments in Rental Properties, Continued:

      The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancelable operating leases as of July 31, 2000:

                 Year Ending
                  July 31,
                --------------

                      2001                         $    1,473,932
                      2002                                953,293
                      2003                                748,869
                      2004                                323,872
                      2005                                 69,328
                                                   --------------

                                                   $    3,569,294
                                                   ==============

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

      On December 1, 1998, the Company decided to close Birdies and commenced a liquidation of assets. The Company has leased the Birdies building and plans to sell the driving range land. The consolidated financial statements of the Company for the years ended July 31, 1999 and 1998 present the operations of Birdies Golf Center as a discontinued operation.

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998

   4. Discontinued Operation, Continued:

      Information about the discontinued operations of the Birdie's business segment is as follows:
                                                          Years Ended July 31,
                                                      -------------------------
                                                         1999             1998
                                                      -----------   -----------

     Operating revenues                               $  103,848    $   332,815
     Loss from discontinued operations before
        federal income tax benefit                      (403,236)      (116,401)
     Loss from discontinued operations, net of
        federal income tax benefit                      (255,652)       (82,994)

      Total assets associated with the discontinued operation were $2,211,911 at July 31, 1998. Proceeds from the sale of these assets during the year ended July 31, 1999 were $188,592. At July 31, 2000 and 1999, the Birdies building has been included in investment in rental properties, and the excess land associated with Birdies has been included in property held for sale and development.

   5. Business Segment Reporting:

      Information about the Company's separate continuing business segments and in total as of and for the years ended July 31, 2000, 1999 and 1998 is as follows:

                                                                            Real Estate
                                                        Commercial          Rental and
                                                          Lending           Receivable
                                                        Operations          Operations            Total
                                                      ----------------   -----------------   ----------------
     2000:
        Revenue                                       $     2,391,600    $      3,962,609    $     6,354,209
        Income from continuing operations                     703,362             142,429            845,791
        Identifiable assets, net                           16,006,450          24,409,945         40,416,395
        Depreciation and amortization                           1,485             737,252            738,737
        Capital expenditures                                      539           4,574,383          4,574,922

     1999:
        Revenue                                       $     1,524,139    $      4,409,187    $     5,933,326
        Income from continuing operations                     476,088             377,471            853,559
        Identifiable assets, net                           11,683,670          24,262,552         35,946,222
        Depreciation and amortization                           1,075             742,727            743,802
        Capital expenditures                                    3,440             844,218            847,658

     1998:
        Revenue                                       $       183,272    $      3,606,549    $     3,789,821
        Income (loss) from continuing                           3,245            (723,616)          (720,371)
           operations
        Identifiable assets, net                            4,473,573          26,466,720         30,940,293
        Depreciation and amortization                             277             750,093            750,370
        Capital expenditures                                    4,524           1,668,626          1,673,150

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


   5. Business Segment Reporting, Continued:

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

   6. Marketable Securities:

      A summary of investments in marketable securities at July 31, 2000 and 1999 is as follows:

                                          2000                                        1999
                       -------------------------------------------   -----------------------------------------
                                                       Market/                                     Market/
                                       Unrealized      Carrying                    Unrealized      Carrying
                           Cost           Gain          Value           Cost          Gain          Value
                       -------------   ------------  -------------   ------------  ------------  -------------
    Equity securities  $         --    $        --   $        --     $   199,865   $       579   $    200,444
    Debt securities          41,724             --         41,724         41,724            --         41,724
                       ------------    -----------   ------------    -----------   -----------   ------------

                       $     41,724    $        --   $     41,724    $   241,589   $       579   $    242,168
                       ============    ===========   ============    ===========   ===========   ============

      The debt securities matured during the year ended July 31, 1998. Proceeds from the partial redemption of these securities of $17,676 were received during the year ended July 31, 1999. In connection with the reorganization of the issuer, the outstanding balance of these securities is expected to be paid in the year ending July 31, 2001 at the full principal amount.

      Proceeds from the sale of marketable securities during the years ended July 31, 2000, and 1999 were $252,093 and $320,120, respectively, resulting in gross realized gains of $1,834 and $279,082. Included in the 1999 sales were securities which had no carrying value as they had been previously written down in connection with the issuer's bankruptcy proceedings.

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


   7. Notes Payable to Banks (Lines-of-Credit):

      Notes payable to banks consisted of the following at July 31, 2000 and 1999:

                                                                                       2000               1999
     U.S. Bank of Washington, short-term line of credit, $8,000,000 commitment, interest at the prime rate plus 0.25%,
        expires December 15, 2000, guaranteed by Wayne Guthrie:
           Collateralized by contracts,  mortgages and finance
              notes receivable                                               $            --    $      3,075,149
           Collateralized by loans receivable                                      4,117,541           5,116,210

     Western Bank, line of credit, $8,000,000 commitment, interest at the prime rate plus 0.25%, expires December 1, 2000,
        collateralized by contracts and loans receivable and
        guaranteed by Wayne and David Guthrie (stockholders of
        the Company)                                                               4,618,137           3,311,602

     Sterling Savings Bank, line of credit, $2,482,500 commitment, interest at the Bank of America Reference Rate (BARR)
        plus 0.25%, expires October 15, 2001, collateralized by
        real property and assignment of rents, guaranteed by Wayne
        and David Guthrie                                                          2,482,500                  --

     Sterling Savings Bank, line of credit, $2,137,500 commitment, interest at the Bank of America Reference Rate (BARR)
        plus 0.25%, expires October 15, 2001, collateralized by
        real property and assignment of rents, guaranteed by Wayne
        and David Guthrie                                                          2,074,435                  --


     Sterling Savings Bank, line of credit, $2,812,500 commitment, interest at the Bank of America Reference Rate (BARR)
        plus 0.25%, expires June 1, 2001, guaranteed by Wayne
        and David Guthrie                                                          2,422,444           2,422,444
                                                                             ---------------    ----------------

                                                                             $    15,715,057    $     13,925,405
                                                                             ===============    ================

      The prime rate and the BARR referenced on the above notes were 9.50% on July 31, 2000 and 8.00% at July 31, 1999.

      The above line-of-credit agreements contain restrictive covenants requiring the maintenance of minimum tangible net worth, and certain debt service coverage, debt to worth and fixed charge ratios. At July 31, 2000, the Company was in compliance with the financial covenants in these agreements.

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998

   7. Notes Payable to Banks (Lines-of-Credit), Continued:

      The following assets were pledged as collateral on these notes payable at July 31, 2000 and 1999:

                                                  2000               1999

     Contracts receivable                 $     1,583,985    $      3,359,806
     Loans receivable                           8,034,040           5,116,209
     Rental properties                          8,547,730           7,231,398
                                          ---------------    ----------------

                                          $    18,165,755    $     15,707,413
                                          ===============    ================

   8. Installment Contracts, Mortgage Notes and Notes Payable:

      Installment contracts, mortgage notes and notes payable consist of the following at July 31, 2000 and 1999:

                                                                                    2000            1999
     Installment contracts and mortgage notes payable, interest at
        7.0% to 10.75%, aggregate monthly payments of $44,264,
        mature 2000 through 2021, collateralized  by
        various properties                                                   $    5,519,439    $    3,439,096
     Other notes payable                                                                 --            56,884
                                                                               ------------    --------------
                                                                             $    5,519,439    $    3,495,980
                                                                             ==============    ==============

      Scheduled future maturities of contracts, mortgage notes and notes payable are as follows:

               Year Ending
                July 31,
             --------------

                    2001                                    $      210,045
                    2002                                         1,961,627
                    2003                                           207,946
                    2004                                           190,224
                    2005                                           201,044
                 Thereafter                                      2,748,553
                                                            ---------------
                                                            $    5,519,439
                                                            ===============

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998

   9. Debenture Bonds, Continued:

      Outstanding bonds by interest rate categories were as follows at July 31, 2000 and 1999:

      Bond Interest
          Rate                                     2000              1999
      ------------

         6.00 %                                       --            98,735
         6.25                                      8,159            45,467
         6.50                                    295,523           436,280
         7.00                                    197,816           175,707
         7.25                                    131,521           149,250
         7.50                                    926,167         1,501,550
         7.68                                     15,927                --
         7.75                                  1,214,100           842,234
         8.00                                    589,256           568,753
         8.25                                  1,123,400         1,013,729
         8.50                                  1,887,328         1,502,661
         8.75                                    355,123           343,056
         9.00                                  1,901,010         1,809,218
         9.25                                    370,956           341,394
         9.50                                    811,934           779,933
        10.00                                     17,709            16,039
        10.50                                     14,033            12,648
        11.00                                      7,687             6,894
                                          ---------------   ---------------
                                          $    9,867,649    $    9,643,548
                                          ===============   ===============

      The weighted-average annual interest rate on outstanding debentures at July 31, 2000 and 1999 was 8.37% and 8.26%, respectively.

      Estimated future contractual maturities of outstanding debenture bonds are as follows:

       Year Ending
          July 31,
        -----------
            2001                                    $    1,194,800
            2002                                         1,031,553
            2003                                         1,130,738
            2004                                         2,031,557
            2005                                         1,925,564
         Thereafter                                      2,553,437
                                                    --------------
                                                    $    9,867,649
                                                    ==============

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


    10. Income Taxes:

        The components of the income tax provision (benefit) are as follows:

                                                                     2000            1999            1998
     Federal:
        Current                                               $     350,200    $     43,657     $    295,131
        Deferred                                                    (65,900)        121,324         (534,967)
                                                              -------------    ------------     ------------
                                                                    284,300         164,981         (239,836)
     Benefit allocated to discontinued operations                        --         147,584           33,407
                                                              -------------    ------------     ------------
                                                              $     284,300    $    312,565     $   (206,429)
                                                              =============    ============     ============

        The components of the net deferred tax liability at July 31, 2000 and 1999 are as follows:

                                                                   Assets        Liabilities         Total
                                                              --------------   -------------    -------------
     2000:
        Depreciation                                                           $   (551,620)    $   (551,620)
        Installment gains                                                          (234,018)        (234,018)
        Provision for loan loss                               $      38,948                           38,948
        Accrued expenses                                             82,544                           82,544
        Other, net                                                   17,576                           17,576
                                                              -------------    ------------     ------------
                                                              $     139,068    $   (785,638)    $   (646,570)
                                                              =============    ============     ============
     1999:
        Depreciation                                                           $   (483,555)    $   (483,555)
        Installment gains                                                          (299,457)        (299,457)
        Unrealized gains on marketable securities                                      (197)            (197)
        Accrued expenses                                      $      52,967                           52,967
        Other, net                                                   17,969                           17,969
                                                              -------------    ------------     ------------
                                                              $      70,936    $   (783,209)    $   (712,273)
                                                              =============    ============     ============

        The annual tax provision (benefit) from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's income (loss) from continuing operations. The reasons for the differences are:

                                   2000             %           1999          %            1998           %
                               -----------    -----------   ------------   ---------   ------------   ----------
     Computed statutory pro-
        vision (benefit)       $  287,569        34.0  %    $   290,210     34.0  %    $  (244,926)     (34.0) %
     Meals and entertainment        4,113         0.5             1,729      0.2               801       0.1
     Nondeductible stockholder
        legal expenses                                                                      51,000       7.1
     Effect of graduated tax rate                                                            5,941       0.8
     Other                         (7,382)       (0.9)           20,626      2.4           (19,245)     (2.7)
                               ----------     -------       -----------    -----       -----------    ------

                               $  284,300        33.6  %    $   312,565     36.6  %    $  (206,429)    (28.7) %
                               ==========     =======       ===========    =====       ===========    ======

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


    11. Employee Benefit Plan:

        In August 1998, the Company established a Retirement Savings Plan (the
        Plan), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. Under the terms of the Plan, the Company may contribute 25% of pre-tax contributions of compensation up to a maximum of $500. Employees are eligible to contribute up to 18% of their compensation, subject to annual limitations, to the Plan. In August 1999, the Plan was revised to provide for Company contributions of 3% of gross salary for all eligible employees. Contributions are made directly to a qualified individual retirement account or annuity in the employee's name. The Company is required to make nondiscriminatory contributions for each employee who
        (1) has reached the age of 21; (2) has performed services for the Company during the last year of service in which he or she has completed 1,000 hours of service; (3) is not covered by a collective bargaining agreement; and (4) is not a nonresident alien. The Company's contribution to the Plan was approximately $28,000 and $4,400 during the years ended July 31, 2000 and 1999, respectively.

    12. Redeemable Preferred Stock/Preferred Stock:

        In fiscal 1995, the Company issued 10,400 shares of $100 par value redeemable Class A preferred stock. The Company had the right to redeem any shares after three years from the date of issuance. During the years ended July 31, 1999 and 1998, the Company redeemed 4,000 and 2,400 shares, respectively, of the preferred stock at par. However, all shares were required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock was being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount, which included accretion on shares redeemed during the year, was $210,000 and $119,000 in the years ended July 31, 1999 and 1998, respectively.

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

        Each share of Class A preferred stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the Class A preferred stock was $318,000 at July 31, 2000 and July 31, 1999. The liquidation preference of the redeemable Class A preferred stock was $742,000 at July 31, 1998.

        The 6% annual dividends on the Class A preferred stock are cumulative. Dividends of $18,000, $18,000 and $42,000 were declared on the preferred stock during the years ended July 31, 2000, 1999 and 1998, respectively, and were paid subsequent to each respective year end.

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

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998

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

            Note Receivable

            A certain former stockholder is indebted to the Company by a note secured by real estate bearing interest at 12.5% (prime plus 4% adjusted annually) in the outstanding amounts (including interest) of $203,550 and $217,002 at July 31, 2000 and 1999, respectively.

            Installment Contracts, Mortgage Notes and Notes Payable

            At July 31, 2000 and 1999, the following related-party notes payable were outstanding:

                                                                            Interest        Monthly
                                          2000             1999               Rate          Payment
                                                                           ---------       ---------
     Wayne E. Guthrie                     $     135,457    $    181,675       7.00  %    $       4,789
     Wayne/Constance Guthrie                     16,829         156,020       6.75  %            2,000
                                          --------------   -------------
                                          $     152,286    $    337,695
                                          ==============   =============

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


    14. Related-Party Transactions, Continued:

            Installment Contracts, Mortgage Notes and Notes Payable, Continued:

            The scheduled future maturities of these notes are as follows:

             Year Ending
              July 31,
             ----------
                 2001                            $       64,420
                 2002                                    60,110
                 2003                                    27,756
                                                 --------------
                                                 $      152,286
                                                 ==============

            Debenture Bonds

            Included in debenture bonds at July 31, 2000 and 1999 is approximately $163,000 and $193,000, respectively, that is payable to related parties. These bonds bear interest at the prevailing market rate on the date of issuance.

            Accrued Expenses and Other Liabilities

            At July 31, 2000 and 1999, the following demand notes were payable to related parties:

                                                          2000                           1999
                                               ----------------------------   ---------------------------
                                                                 Interest                      Interest
                                                  Amount           Rate          Amount          Rate
                                               --------------   -----------   -------------    ----------
     Wayne E. Guthrie                          $      73,579       8.50  %    $    115,746       6.75  %
     Constance Guthrie                                    --         --             91,692       6.75
     Other stockholders                               32,518       8.50             47,152       6.75
                                               -------------                  ------------
                                               $     106,097                  $    254,590
                                               =============                  ============

            Interest Income and Expense

            The approximate amount of related-party interest income and expense included in the accompanying consolidated statements of operations during the years ended July 31, 2000, 1999 and 1998 is as follows:

                                                       2000           1999             1998
                    Interest income               $    27,000    $    36,000     $    53,000
                    Interest expense                   32,000         53,000          64,000

            Participations

            The President of Cornerstone Realty Advisors, Inc., a subsidiary of the Company, has directly invested in certain loans through participation agreements. The total amount of such participation was $100,000 at July 31, 2000.

Pacific Security Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued for the years ended July 31, 2000, 1999 and 1998


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

            Debenture Bonds, Contracts Receivable and Installment Contracts Payable - Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 2000 and 1999, the carrying values of these financial instruments approximated their fair values.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following information as of July 31, 2000 is provided with respect to each director and executive officer of the Company:

                                  Year First      Term as
                                  Elected as      Director
       Name              Age      Director        Expires in           Position (date elected to position)
--------------------     ---    -------------     ----------     ----------------------------------------------
Wayne E. Guthrie          80         1970            2003        Chairman of the Board  (January 17, 1970);
                                                                 Director

David L. Guthrie          36         1987            2001        President (February 18, 1999); Director

Kevin M. Guthrie          45         1980            2001        Vice President (May 2, 1985); Director

Donald J. Migliuri        53         1992            2002        Secretary/Treasurer (May 29, 1990); Director

Constance M. Guthrie      66         1981            2003        Director

Robert N. Codd            70         1994            2001        Director

Julian Guthrie            35         1998            2001        Director


Family Relationships

Kevin M. Guthrie, David L. Guthrie and Julian Guthrie are the children of Wayne
E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

Business Experience

Wayne E. Guthrie, Chairman of the Board of Pacific Security Financial, Inc.. Mr. Guthrie is also Chairman of the Board of Cornerstone Properties and Development, Inc., a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 50 years of experience in areas of construction, financing of real estate and personal property, and real estate investments.

David L. Guthrie, President of Pacific Security Financial, Inc. since 1999 and Vice President since 1989. Mr. Guthrie was formerly a financial consultant with Merrill Lynch in Spokane, Washington. Mr. Guthrie is also an officer and director of Cornerstone Properties and Development, Inc. Mr. Guthrie is a NASD licensed securities sales person (registered representative) and broker-dealer (general securities principal). He is a licensed real estate broker in the state of Washington and has obtained the CCIM designation (certified commercial investment member) awarded by the commercial real estate investment institute.

Kevin M. Guthrie, Vice President of Pacific Security Financial, Inc. since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie is also an officer and director of Pacific Realty Management.

Donald J. Migliuri, Treasurer of Pacific Security Financial, Inc. since 1990 and Secretary since 1991. Mr. Migliuri is a Certified Public Accountant and has served as an accounting officer with various diversified financial services companies for over 19 years. He also is a certified management accountant (CMA) and has a Masters degree in Business Administration.

Constance M. Guthrie. Mrs. Guthrie is a housewife and has not been employed outside the home during the past ten years.

Robert N. Codd. Mr. Codd is employed by Pacific Security Financial, Inc. in its leasing and real estate activities. He was employed by the Company from 1970 to 1979 and was rehired in November 1992. Prior to being rehired, he was a commercial realtor and property manager.

Julian Guthrie. Ms. Guthrie is a reporter for the San Francisco Examiner. She covered general news for the paper for two years and in 1998 was named education reporter, responsible for covering all education issues in the Bay Area. Before that, she was senior editor of a lifestyle magazine in San Francisco and also worked as a freelance writer for the Examiner, covering breaking business, political and lifestyle stories. She currently lives in San Francisco.

Item 11.        Executive Compensation

Remuneration of Directors and Officers

The following table lists, on an accrual basis, for each of the three years ended July 31, 2000, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 2000:

         Name of
       Individual                           Capacities                                                   Annual
      or Number of                           in Which                     Fiscal                      Compensation
    Persons in Group                          Served                       Year           Salary         Bonus
--------------------------    -------------------------------------      -------         --------    ------------
David L. Guthrie              President and Director                       2000        $   105,086    $    50,500
                              Vice President and Director                  1999            101,045          7,500
                              Vice President and Director                  1998             98,580         10,000


Kevin M. Guthrie              Vice President and Director                  2000        $   105,515    $    50,500
                              Vice President and Director                  1999            101,396          7,500
                              Vice President and Director                  1998             98,862         10,000

Officers and Directors                                                     2000        $   400,659    $   121,600
as a group (5)

The Company has no qualified or nonqualified stock option plans as of July 31, 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)    Security Ownership of Certain Beneficial Owners

       Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than 5% of any class of the Company's voting shares on July 31, 2000: none.

(b)    Security Ownership of Management

       The following table sets forth as of July 31, 2000 information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                                                         Amount of
                                                                                        Shares and
                                                                                        Nature of
               Title                                                                    Beneficial         Percent
             of Class                 Name of Beneficial Owner                          Ownership          of Class
          ------------            -------------------------------------------           -----------        --------
          Common stock            Wayne E. Guthrie                                        142,541.5          12.52
          Common stock            Constance Guthrie                                       142,541.5          12.52
          Common stock            Kevin Guthrie                                           222,718**          19.56
          Common stock            David Guthrie                                           222,718**          19.56
          Common stock            Julian Guthrie                                          196,838.4          17.28
                                                                                      -------------     ----------

          Common stock            All directors and officers as a group                   927,357.4          81.44
                                                                                      =============     ==========

          Preferred stock         Wayne E. or Constance Guthrie                             2,000            66.70%
          Preferred stock         Constance Guthrie                                         1,000            33.30
                                                                                      -----------       ----------

          Preferred stock         All directors and officers as a group                     3,000           100.00%
                                                                                      ===========       ==========

** Kevin and David Guthrie each exercise voting rights over an additional 18,706 (1.64%) shares of this class through the holdings of their minor children.

Item 13.    Certain Relationships and Related Transactions

Transactions with Company officers, directors and stockholders and other related parties are summarized in Notes 12 and 14 to the consolidated financial statements included herein.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                            Page
                                                                                            ----
(a)     1. Financial Statements - See index under Item 8                                      11

(a)     2. Financial Statement Schedules:

           Report of independent accountants                                                  41

           Schedule III - Real estate and accumulated depreciation                            42

           Schedule IV - Mortgage loans on real estate                                        44

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

           Exhibit 27 - Financial Data Schedule

(b)        Reports on Form 8-K during the last quarter:

           None

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington

Our audits of the consolidated financial statements referred to in our report dated September 19, 2000, of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries, which report and consolidated financial statements are included herein in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                             /s/PricewaterhouseCoopers LLP
                                             ------------------------------




September 19, 2000
Spokane, Washington

Pacific Security Financial, Inc. and Subsidiaries
Schedule III

Real Estate and Accumulated Depreciation
July 31, 2000


                                                                                   Cost
                                                                                Capitalized          Amount at
                                                                                 Subsequent        Which Carried
       Description                            Encumbrance       Initial Cost   to Acquisition   at Close of Period
------------------------------------          -----------       ------------   --------------   ------------------
Residential and commercial properties:
   Rental buildings and improvements:
     Spokane, Washington
        N. 10 Post Street (Peyton Bldg.)     $  2,422,444      $  2,209,343    $  4,045,608      $   6,254,951
        S. 10 Washington (Hutton Bldg.)         2,482,500         1,498,769       3,858,925          5,357,694
        Broadmoor Apartments                    2,074,435         1,385,074         598,923          1,983,997
        Pier One Building                       1,294,456         1,194,017       2,777,157          3,971,174
        AT&T Wireless Building                    796,016           950,373          (1,991)           948,382
        Cornerstone Office Building               690,644         1,558,552          38,911          1,597,463
        Apex Physical Therapy                     529,028           561,594              --            561,594
     Boise, Idaho
        Calderwood- Overland Building           1,742,250(1)      1,600,000              --          1,600,000
        Calderwood- Ardene Building                      (1)      1,200,000              --          1,200,000
     Furniture related to above                        --           540,237         829,784          1,370,021
                                             ------------      ------------    ------------      -------------

                                             $ 12,031,773      $ 12,697,959    $ 12,147,317      $  24,845,276
                                             ============      ============    ============      =============

[RESTUBBED]

                                                                          Life on Which
                                                                          Depreciation
                                                                         in Latest Income
                                              Accumulated       Date        Statement
       Description                            Depreciation    Acquired     is Computed
------------------------------------         --------------   --------     -------------------
Residential and commercial properties:
   Rental buildings and improvements:
     Spokane, Washington
        N. 10 Post Street (Peyton Bldg.)      $  1,918,722      1979         25-40 years
        S. 10 Washington (Hutton Bldg.)          2,047,807      1979         25-40 years
        Broadmoor Apartments                     1,082,383      1969         40 years
        Pier One Building                          930,798      1992         25-40 years
        AT&T Wireless Building                     252,321      1992         25 years
        Cornerstone Office Building                 52,285      1999         25-40 years
        Apex Physical Therapy                        8,324      1999         25-40 years
     Boise, Idaho

        Calderwood- Overland Building                2,611      2000         25-40 years
        Calderwood- Ardene Building                  2,041      2000         25-40 years
     Furniture related to above                    764,137      Various      Various
                                              ------------
                                              $  7,061,429
                                              ============


(1) Total obligation of $1,742,250 is secured by two Calderwood properties as noted above.

Real Estate and Accumulated Depreciation
July 31, 2000

Real estate:
   Balance at beginning of period                                  $ 21,498,496

  Additions during period:
      Purchases and capitalized costs, net                            4,065,205
  Deductions during period:
      Cost of real estate sold                                         (718,425)
                                                                   ------------

  Balance at close of period                                       $ 24,845,276
                                                                   ============


Accumulated depreciation:
  Balance at beginning of period                                   $  6,690,777
  Depreciation for the year                                             700,254
  Charges to accumulated depreciation related to
      real estate investments sold, net of other
      adjustments                                                      (329,602)
                                                                   ------------

Balance at close of period                                         $  7,061,429
                                                                   ============

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
SCHEDULE IV

Mortgage Loans on Real Estate
July 31, 2000

                                        Interest     Maturity
             Description                  Rate        Date       Periodic Payment Terms       Prior Liens
---------------------------------    -------------   --------    ----------------------       -----------

Loan (PP Two LLC)                    Prime + 3%         2000     Interest only monthly
Loan (Bauer)                         Prime + 3.25%      2000     Interest only monthly
Loan (Washington House)              Prime + 3.5%       2001     Interest only monthly
Loan (Toscana)                       Prime + 4.0%       2001     Interest only monthly
Loan (McArthur)                      Prime + 3.25%      2000     Interest only monthly
Loan (L.B. Industries #2002)         Prime + 3%         2001     Interest only monthly
Loan (Coulter #2027)                 Prime + 4.0%       2001     Interest only monthly
Loan (Parkview)                      Prime + 3%         2000     Interest only monthly
Loan (Clegg Investments)             Prime + 3.25%      2000     Interest only monthly
Real estate contract on apartment
   building (East Valley Terrace)    Prime + 2%         2006     $9,014 per month,
                                                                        including interest
Loan (Rock Ridge)                    Prime + 4.25%      2000     Interest only monthly
Loan (L.B. Industries #2010)         Prime + 3%         2000     Interest only monthly

Other mortgage contracts and notes
  receivable, none of which individually
  exceed 3% of the total carrying
  value of mortgages                 Various           Various   Various


[RESTUBBED]

                                                                                 Principal Amount
                                                                                 of Loans Subject
                                                                                  to Delinquent
                                             Face Amount      Carrying Amount      Principal
             Description                    of Mortgages       of Mortgages        or Interest
---------------------------------           -------------      --------------     ---------------

Loan (PP Two LLC)                           $  2,953,369       $ 2,953,369
Loan (Bauer)                                   1,780,202         1,780,202
Loan (Washington House)                        1,646,420         1,646,420
Loan (Toscana)                                 1,400,000         1,400,000
Loan (McArthur)                                1,164,990         1,164,990
Loan (L.B. Industries #2002)                   1,150,000         1,150,000
Loan (Coulter #2027)                           1,055,000         1,055,000
Loan (Parkview)                                1,001,800         1,001,800
Loan (Clegg Investments)                         966,611           966,611
Real estate contract on apartment
   building (East Valley Terrace)                939,030           939,030
Loan (Rock Ridge)                                900,000           900,000
Loan (L.B. Industries #2010)                     700,000           700,000

Other mortgage contracts and notes
  receivable, none of which individually
  exceed 3% of the total carrying
  value of mortgages                           4,578,001         4,055,695
                                            ------------      ------------
                                           $  20,235,423      $ 19,713,117
                                           =============      ============

Balance at beginning of period                                $ 17,923,329
Additions during period:
   Mortgage loans originated and
    purchased                              $  19,415,924
   Contract discounts realized                    72,777
                                            ------------
                                                                19,488,701
Deductions during period:
   Collections of principal and contract
     payoffs                                 17,546,549
   Other                                         152,364        17,698,913
                                            ------------      ------------
Balance at end of period                                     $  19,713,117
                                                             =============

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PACIFIC SECURITY FINANCIAL, INC.
                                              (Registrant)

Dated: October 26, 2000                        By: /s/ David L. Guthrie
       ------------------                         -------------------------
                                                  David L. Guthrie
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                             Capacity                                    Date
      ---------                             --------                                    ----

/s/ David L. Guthrie                 Chief Executive Officer and                   October 26, 2000
------------------------------       Director                                    ---------------------
David L. Guthrie


/s/ Donald J. Migliuri               Secretary-Treasurer                           October 26, 2000
------------------------------       Chief Financial Officer and Director        ----------------------
Donald J. Migliuri


/s/ Wayne E. Guthrie                 Chairman of the Board of                      October 26, 2000
------------------------------       Directors and Director                      ----------------------
Wayne E. Guthrie


/s/ Kevin M. Guthrie                 Vice-President and                            October 26, 2000
------------------------------       Director                                    ----------------------
Kevin M. Guthrie


/s/ Constance M. Guthrie             Director                                      October 29, 2000
------------------------------                                                   ----------------------
Constance M. Guthrie

/s/ Robert N. Codd                   Director                                      October 26, 2000
------------------------------                                                   ----------------------
Robert N. Codd

/s/ Julian Guthrie                   Director                                      October 29, 2000
------------------------------                                                   -----------------------
Julian Guthrie