Form 10-Q
period 2000-10-31
PACIFIC SECURITY COMPANIES
filed 2000-12-20
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number O-6673

                         PACIFIC SECURITY FINANCIAL INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                         91-0669906
--------------------------------                   ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

N. 10 Post Street
325 Peyton Building
Spokane, Washington  99201                              (509) 444-7700
--------------------------------                 ------------------------------
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

[ X ] Yes     [  ] No

Pacific Security Financial Inc.
Consolidated Balance Sheets


                                                      October 31,      July 31,
             ASSETS                                      2000           2000
                                                     -----------     -----------
Cash and cash equivalents:
    Unrestricted                                     $   386,509     $   442,208
    Restricted                                            19,954          19,825
                                                     -----------     -----------
                                                         406,463         462,033
                                                     -----------     -----------
Receivables:
    Contracts, mortgages, finance notes
      and loans receivable, net:
           Related parties                               198,530         202,028
           Unrelated                                  20,135,642      19,511,089
                                                     -----------     -----------
                                                      20,334,172      19,713,117
    Accrued interest                                     302,378         250,025
    Other                                                175,339          60,549
                                                     -----------     -----------
                                                      20,811,889      20,023,691
                                                     -----------     -----------
Investment in rental properties, net                  18,135,490      17,783,847
                                                     -----------     -----------
Other investments:
    Property held for sale and development             1,820,472       1,796,607
    Marketable securities                                 41,724          41,724
                                                     -----------     -----------
                                                       1,862,196       1,838,331
                                                     -----------     -----------
Other assets:
    Vehicles and equipment, net                           69,520          63,340
    Prepaid and other, net                               213,112         245,153
                                                     -----------     -----------
                                                         282,632         308,493
                                                     -----------     -----------
               Total assets                          $41,498,670     $40,416,395
                                                     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial Inc.
Consolidated Balance Sheets, Continued


                                                      October 31,      July 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                 2000            2000
                                                     -----------     -----------
Liabilities:
    Notes payable to banks                           $17,342,468     $15,715,057
                                                     -----------     -----------
    Installment contracts, mortgage notes
      and notes payable:
           Related parties                               123,389         152,286
           Unrelated                                   5,252,711       5,367,153
                                                     -----------     -----------
                                                       5,376,100       5,519,439
                                                     -----------     -----------
    Debenture bonds                                    9,839,384       9,867,649
                                                     -----------     -----------
    Accrued expenses and other liabilities:
        Related parties                                  134,424         106,097
        Unrelated                                        721,972         819,287
                                                     -----------     -----------
                                                         856,396         925,384
                                                     -----------     -----------
    Income taxes payable                                      --         241,511
    Deferred income taxes                                620,598         646,570
                                                     -----------     -----------
               Total liabilities                      34,034,946      32,915,610
                                                     -----------     -----------

Commitments and contingencies



The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial Inc.
Consolidated Balance Sheets, Continued


   LIABILITIES AND STOCKHOLDERS'                        October 31,    July 31,
        EQUITY, CONTINUED                                  2000          2000
                                                       -----------   -----------
Stockholders' equity:
    Preferred stock:
        Class A preferred stock, $100 par
           value; authorized 20,000 shares;
           issued and outstanding, 3,000
           shares                                      $   300,000   $   300,000
        Preferred stock, authorized
           10,000,000 no par value shares;
           no shares issued and outstanding                     --            --
    Common stock:
        Original class, authorized 2,500,000
           no par value shares, $3 stated value;
           issued and outstanding, 1,137,754
           and 1,138,795 shares                          3,413,261     3,416,386
        Class B, authorized 30,000 no par
           value shares; no shares issued and
           outstanding                                          --            --
        Additional paid-in capital                       1,822,203     1,822,203
    Retained earnings                                    1,928,260     1,962,196
                                                       -----------   -----------
           Total stockholders' equity                    7,463,724     7,500,785
                                                       -----------   -----------

           Total liabilities and stockholders'
               equity                                  $41,498,670   $40,416,395
                                                       ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial Inc.
Consolidated Statements of Operations

                                                         Three Months Ended
                                                             October 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------     -----------
Income:
    Rental                                           $   690,915     $   552,788
    Interest, including loan fees of $208,196
        and $168,803                                     832,571         687,714
    Amortization of discounts on real estate
        contracts                                          3,692           4,596
    Gain on sales of real estate                              --         755,072
    Gain on sales of securities                               --           1,834
    Other, net                                             9,412           6,003
                                                     -----------     -----------

                                                       1,536,590       2,008,007
                                                     -----------     -----------
Expenses:
    Rental operations:
        Depreciation and amortization                    194,777         169,970
        Interest                                         150,082          71,038
        Other                                            259,057         252,113
                                                     -----------     -----------
                                                         603,916         493,121
    Interest, net of amount capitalized                  577,273         511,751
    Salaries and commissions                             213,764         213,856
    General and administrative                           182,532         134,401
    Depreciation and amortization                         10,525           3,534
    Provision for loan losses                                 --          50,025
                                                     -----------     -----------
                                                       1,588,010       1,406,688
                                                     -----------     -----------
Income (loss)
    before federal income tax provision
    (benefit)                                            (51,420)        601,319
Federal income tax provision (benefit)                   (17,483)        201,779
                                                     -----------     -----------
Net income (loss)                                        (33,937)    $   399,540
                                                     ===========     ===========

Loss per common share -- basic and diluted                  (.03)    $      0.35
                                                     ===========     ===========
Weighted average common shares
    outstanding -- basic and diluted                   1,138,094       1,152,343
                                                     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)


                                                          Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                          2000          1999
                                                       ---------      ---------
Net income (loss)                                      $ (33,937)     $ 399,540

Other comprehensive income (loss) before
    income tax provision (benefit):
        Changes in unrealized income (losses)
           on marketable securities                           --           (579)
                                                       ---------      ---------
Other comprehensive income (loss) before
    income tax provision (benefit)                       (33,937)       398,961
Less deferred income tax provision(benefit)                   --           (197)
                                                       ---------      ---------

Comprehensive income (loss)                            $ (33,937)     $ 399,158
                                                       =========      =========



The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial Inc.
Consolidated Statements of Cash Flows

                                                                      Three Months Ended
                                                                         October 31,
                                                                 --------------------------
                                                                    2000           1999
                                                                 -----------    -----------
Cash flows from operating activities:
    Cash received from rentals                                   $   611,329    $   680,527
    Interest received                                                780,218        523,914
    Cash paid to suppliers and employees                            (735,681)      (816,670)
    Interest paid, net of amounts capitalized                       (569,009)      (409,893)
    Income taxes paid                                               (250,000)       (62,820)
                                                                 -----------    -----------
           Net cash used in operating activities                    (163,143)       (84,942)
                                                                 -----------    -----------
Cash flows from investing activities:

    Proceeds from sales of real estate                                    --        662,468
    Proceeds from sales of marketable securities                          --        252,476
    Purchase of marketable securities                                     --        (50,000)
    Collections on contracts, mortgages, finance notes
        and loans receivable                                       4,614,664      6,098,974
    Origination of loans receivable and investment in
        contracts, mortgages and finance notes receivable         (5,232,028)    (5,594,005)
    Additions to rental properties, property held for sale,
        property under development, vehicles and equipment          (582,904)      (187,429)
    Change in restricted investments and cash equivalents               (129)        (1,260)
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities    (1,200,397)     1,181,224
                                                                 -----------    -----------
Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit
        agreements                                                 1,627,411       (206,582)
    Proceeds from issuance of installment contracts,
        mortgage notes and notes payable                              20,000        956,422
    Payments on installment contracts, mortgage notes and
        notes payable                                               (163,339)    (1,558,665)
    Proceeds from sales of debenture bonds                            51,467         87,077
    Redemption of debenture bonds                                   (206,573)      (213,722)
    Purchase and retirement of treasury stock                         (3,125)          (849)
    Payment of dividends on preferred stock                          (18,000)       (18,000)
                                                                 -----------    -----------
           Net cash provided by (used in) financing activities     1,307,841       (954,319)
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents                 (55,699)       141,963
Cash and cash equivalents, beginning of period                       442,208        512,472
                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $   386,509    $   654,435
                                                                 ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

Pacific Security Financial Inc.
Consolidated Statements of Cash Flows, Continued


                                                             Three Months Ended
                                                                  October 31,
                                                            ----------------------
                                                              2000         1999
                                                            ---------    ---------
Reconciliation of net income (loss) to net cash provided
    by (used in) operating activities:
        Net income (loss)                                   $ (33,937)   $ 399,540
        Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
               Depreciation and amortization                  205,302      173,504
               Deferred financing income realized              (3,692)      (4,596)
               Interest accrued on debenture bonds            126,841      132,102
               Gain on sales of real estate                        --     (755,071)
               Gain on sales of marketable securities              --       (1,834)
               Provision for loan losses                           --       50,025
               Change in assets and liabilities:
                  Accrued interest receivable                 (52,353)       5,004
                  Prepaid expenses                             25,792       30,208
                  Accrued expenses                            (50,988)    (213,972)
                  Income taxes payable                       (267,483)     138,959
                  Other, net                                 (112,625)     (38,811)
                                                            ---------    ---------

                     Net cash used in operating
                         activities                          (163,143)   $ (84,942)
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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 2000, filed with the Securities and Exchange Commission.

The results of operations for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, ""Accounting for Derivative Instruments and Hedging Activities --Deferral of effective Date of AFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of AFAS 133" ("SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of AFAS No. 133, as amended on August 1, 2000 had no effect on the Company's financial statements.

NOTE 2.  Business Segment Reporting:

Information about the Company's separate continuing business segments as of and for the three months ended October 31, 2000 and 1999 is as follows:

                                                     Real Estate
                                     Commercial      Rental and
                                       Lending       Receivable
                                     Operations      Operations        Total
                                     ----------      ----------        -----

2000:
    Revenue                         $    743,051   $    793,539    $  1,536,590
    Income (loss) from operations
        before tax                       231,921       (283,341)        (51,420)
    Identifiable assets, net          17,516,295     23,982,375      41,498,670
    Depreciation and
        amortization                         603        204,699         205,302
    Capital expenditures                   9,346        573,558         582,904


1999:
    Revenue                         $    527,848   $  1,480,159    $  2,008,007
    Income (loss) from operations
        before tax                       124,964        476,355         601,319
    Identifiable assets, net          12,873,272     27,543,123      40,416,395
    Depreciation and
        amortization                         369        173,135         173,504
    Capital expenditures                      --        187,429         187,429

The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company's reportable business segments are its commercial loan origination business and its rental and receivable operations. Its commercial loan origination business, operated as Cornerstone Realty Advisors, Inc., originates commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate. Some unallocated general corporate expense items are part of the rental and receivable segment reporting.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

At October 31, 2000, the Company had total stockholders' equity of approximately $7,464,000 and a total liabilities to equity ratio of 4.56 to 1, which increased from 4.39 to 1 at July 31, 2000. During the quarter, the Company's primary sources of funds were approximately $1,647,000 from the issuance of notes payable to banks and others, and $4,615,000 in real estate contract and loan collections. The primary uses of funds were approximately $583,000 for property improvements and additions, approximately $5,232,000 for investments in contracts and loans receivable, approximately $318,000 for net debt reduction, and $250,000 for income taxes paid.

The Company anticipates that cash flows from operations, and the availability of funds under its lines-of-credit and other banking agreements totaling $23,432,500 of which $17,342,468 was outstanding at October 31, 2000, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

Results of Operations

The Company's net loss for the quarter ended October 31, 2000 was approximately $34,000 compared with net income of approximately $400,000 for the quarter ended October 31, 1999. The change was primarily attributable to a $755,000 reduction in gain on sale of real estate, which was partially offset by an increase of approximately $79,000 in net interest income. The loss from operations before tax without regard to real estate sales was approximately $51,000 in 2000 compared with approximately $154,000 in 1999, an improvement of approximately $103,000.

Rental income increased by approximately $138,000 (25.0%) to approximately $691,000 in the quarter ended October 31, 2000 from approximately $553,000 in 1999. This increase primarily resulted from rents received from two newly-constructed commercial buildings in Boise, Idaho and from a newly-constructed physical therapy building in Spokane.

Rental property expenses were approximately $111,000 (22.5%) higher in 2000 than for the comparable three months in 1999. This increase was due to increased interest expense of $79,044 (111.3%), operating expense of $6,944 (2.8%), and depreciation of $24,807 (14.6%).

Salaries and commissions were approximately $214,000 for both the quarter ended October 31, 2000 and the comparable three months in 1999. Interest income and amortized discount increased approximately $144,000 (20.8%) for the three months ended October 31, 2000 compared with the similar period in 1999 as the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

General and administrative expense increased approximately $48,000 (35.8%) for the three months ended October 31, 2000 compared with the comparable period in 1999 primarily because of expenses associated with the Company's move to new offices and the expansion of lending activity through Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $66,000 (12.8%) in the first quarter of 2000 compared with the comparable 1999 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34% in 2000 and 1999.

Part II.  Other Information

Items 1, 2, 3, 4 and 5 -- Not applicable.

Item 5.  Other Information

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