Form 10-Q
period 2001-01-31
PACIFIC SECURITY COMPANIES
filed 2001-03-19
CIK 203159

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-06673


                        PACIFIC SECURITY FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Washington                               91-0669906
--------------------------------         ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           Number)


N. 10 Post Street
325 Peyton Building
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


ITEM 1. FINANCIAL STATEMENTS


Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                                      January 31,      July 31,
                                                                                                         2001            2000
ASSETS                                                                                               -----------     -----------
Cash and cash equivalents:
     Unrestricted                                                                                    $   497,018     $   442,208
     Restricted                                                                                           20,194          19,825
                                                                                                     -----------     -----------
                                                                                                         517,212         462,033
                                                                                                     -----------     -----------
Receivables:
     Contracts, mortgages, notes and loans receivable, net:
              Related parties                                                                            194,780         202,028
              Unrelated                                                                               25,710,868      19,511,089
                                                                                                     -----------     -----------
                                                                                                      25,905,648      19,713,117
     Accrued interest                                                                                    315,740         250,025
     Other                                                                                                96,375          60,549
                                                                                                     -----------     -----------
                                                                                                      26,317,763      20,023,691
                                                                                                     -----------     -----------
Investment in rental properties, net                                                                  18,038,968      17,783,847
                                                                                                     -----------     -----------

Other investments:
     Property held for sale and development                                                            3,067,441       1,796,607
     Marketable securities                                                                                     0          41,724
                                                                                                     -----------     -----------
                                                                                                       3,067,441       1,838,331
                                                                                                     -----------     -----------

Other assets:
     Vehicles and equipment, net                                                                          67,173          63,340
     Prepaid and other, net                                                                              241,999         245,153
                                                                                                     -----------     -----------
                                                                                                         309,172         308,493
                                                                                                     -----------     -----------

Total assets                                                                                         $48,250,556     $40,416,395
                                                                                                     ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements




Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets, Continued

                                                                                                     January 31,       July 31,
                                                                                                         2001            2000
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 -----------     -----------

Liabilities:
     Notes payable to banks                                                                          $23,755,777     $15,715,057
                                                                                                     -----------     -----------
     Installment contracts, mortgage notes and notes payable:
         Related parties                                                                                 111,109         152,286
         Unrelated                                                                                     5,407,920       5,367,153
                                                                                                     -----------     -----------
                                                                                                       5,519,029       5,519,439
                                                                                                     -----------     -----------
     Debenture bonds                                                                                   9,928,786       9,867,649
                                                                                                     -----------     -----------
     Accrued expenses and other liabilities:
         Related parties                                                                                 195,667         106,097
         Unrelated                                                                                       746,755         819,287
                                                                                                     -----------     -----------
                                                                                                         942,422         925,384
                                                                                                     -----------     -----------
     Income taxes                                                                                         18,317         241,511
     Deferred income taxes                                                                               604,870         646,570
                                                                                                     -----------     -----------
                  Total liabilities                                                                   40,769,201      32,915,610
                                                                                                     -----------     -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock:
         Class A preferred stock, $100 par value;
              authorized 20,000 shares;
              issued and outstanding, 3,000
              shares                                                                                 $   300,000     $   300,000
     Preferred stock, authorized
         10,000,000 no par value shares;
         no shares issued and outstanding                                                                   --              --
     Common stock:
         Original class, authorized 2,500,000 no par
         value shares, $3 stated  value; issued and
         outstanding, 1,126,103  and 1,138,795 shares                                                  3,378,308       3,416,386
     Class B, authorized 30,000 no par
         value shares; no shares issued and
         outstanding                                                                                        --              --





Pacific Security Financial, Inc. and Subsidiaries
Consolidated Balance Sheets, Continued

                                                                                                     January 31,       July 31,
                                                                                                         2001            2000
LIABILITIES AND STOCKHOLDERS' EQUITY, CONTINUED                                                      -----------     -----------

Stockholders' equity, Continued:
     Additional paid-in capital                                                                      $ 1,830,941     $ 1,822,203
     Retained earnings                                                                                 1,972,106       1,962,196
                                                                                                     -----------     -----------
              Total stockholders' equity                                                               7,481,355       7,500,785
                                                                                                     -----------     -----------
              Total liabilities and
                  stockholders' equity                                                               $48,250,556     $40,416,395
                                                                                                     ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.


Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                 Three Months Ended            Six Months Ended
                                                                                     January 31,                  January 31,
                                                                                 -------------------          ------------------
                                                                                 2001           2000          2001          2000
                                                                                 ----           ----          ----          ----
Income:
    Rental                                                                   $   661,259    $   552,466    $ 1,352,174   $ 1,105,254
    Interest and loan fees                                                     1,070,498        644,712      1,903,069     1,332,426
    Amortization of discounts on real estate contracts                             3,228          1,134          6,920         5,730
    Gain (loss) on sales of real estate                                           (6,793)          --           (6,793)      755,071
    Gain on sales of securities                                                     --             --             --           1,834
    Other, net                                                                    10,506         36,487         19,918        42,491
                                                                             -----------    -----------    -----------   -----------
                                                                               1,738,698      1,234,799      3,275,288     3,242,806
                                                                             -----------    -----------    -----------   -----------
Expenses:
    Rental operations:
       Depreciation and amortization                                             194,968        172,738        389,745       342,708
       Interest                                                                  143,234         96,797        293,316       167,835
       Other                                                                     259,696        228,255        518,753       480,368
                                                                             -----------    -----------    -----------   -----------
                                                                                 597,898        497,790      1,201,814       990,911
    Interest, net of amount capitalized                                          695,141        450,508      1,272,414       962,259
    Salaries and commissions                                                     236,781        201,107        450,545       414,963
    General and administrative                                                   131,668        126,412        314,200       254,563
    Depreciation and amortization                                                 10,774          9,833         21,299        19,617
    Provision for loan loss                                                         --             --             --          50,025
                                                                             -----------    -----------    -----------   -----------
                                                                               1,672,262      1,285,650      3,260,272     2,692,338
                                                                             -----------    -----------    -----------   -----------

Income (loss) before federal income tax provision (benefit)                       66,436        (50,851)        15,016       550,468
Federal income tax provision (benefit)                                            22,589        (20,362)         5,106       181,417
                                                                             -----------    -----------    -----------   -----------
Net income (loss)                                                                 43,847        (30,489)         9,910       369,051
                                                                             -----------    -----------    -----------   -----------
Income (loss) applicable to common stockholders                              $    43,847    $   (30,489)   $     9,910   $   369,051
                                                                             ===========    ===========    ===========   ===========

Income (loss) per common share - basic and diluted                           $       .04    $      (.03)   $       .01   $       .32
                                                                             ===========    ===========    ===========   ===========

Weighted average common shares outstanding                                     1,135,812      1,149,985      1,136,953     1,151,164
                                                                             ===========    ===========    ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


Pacific Security Financial Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

                                                Three Months Ended       Six Months Ended
                                                   January 31,             January 31,
                                                ------------------       ----------------
                                                 2001        2000         2001       2000
                                                 ----        ----         ----       ----


Net income (loss)                             $  43,847   $ (30,489)   $   9,910   $ 369,051
Other comprehensive income (loss) before
     income taxes:
         Changes in unrealized gains/losses
              on marketable securities             --          --           --          (579)
                                              ---------   ---------    ---------   ---------

Other comprehensive income (loss) before
     income taxes                                43,847     (30,489)       9,910     368,472
Less deferred income tax benefit                   --          --           --          (197)
                                              ---------   ---------    ---------   ---------

Comprehensive income (loss)                   $  43,847   $ (30,489)   $   9,910   $ 368,669
                                              =========   =========    =========   =========


The accompanying notes are an integral part of the consolidated financial statements.


Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                              Six Months Ended
                                                                           -------------------------
                                                                          January 31,       January 31,
                                                                             2001              2000
                                                                         ------------      -------------
Cash flows from operating activities:
     Cash received from rentals                                          $  1,330,765      $  1,392,498
     Interest received                                                      1,837,353         1,018,188
     Cash paid to suppliers and employees                                  (1,311,716)       (1,271,962)
     Interest paid, net of amounts capitalized                             (1,224,029)         (825,258)
     Income taxes paid                                                       (270,000)         (117,820)
                                                                         ------------      ------------
              Net cash provided by operating activities                       362,373           195,646
                                                                         ------------      ------------

Cash flows from investing activities:
     Proceeds from sales of securities                                         41,724           252,476
     Proceeds from sales of real estate and
         fixed assets                                                          61,437           662,468
         Purchase of marketable securities                                          0           (50,000)
         Collections on contracts, mortgages, notes
              and loans receivable                                          4,792,010         8,246,454
         Investment in contracts, mortgages, notes
              and loans receivable                                        (11,979,423)       (7,975,317)
         Additions to rental properties, property
              held for sale, property under development,
              vehicles and equipment                                         (997,970)         (838,582)
         Change in restricted investments and cash
              equivalents                                                        (369)           (1,260)
                                                                         ------------      ------------
                  Net cash provided by (used in)
                      investing activities                                 (8,082,591)          296,239
                                                                         ------------      ------------
Cash flows from financing activities:
     Net borrowings (repayments) under line-
         of-credit agreements                                               8,040,720          (794,524)
     Proceeds from installment contracts,
         mortgages and notes payable                                          910,013           700,000
     Payments on installment contracts, mortgage
         notes and notes payable                                             (910,422)         (277,679)
     Proceeds from sales of debenture bonds                                   112,447           146,051
     Redemption of debenture bonds                                           (330,390)         (249,282)
     Purchase and retirement of common stock                                  (29,340)          (19,449)
     Payment of dividend on preferred stock                                   (18,000)          (18,000)
                                                                         ------------      ------------
                  Net cash provided by (used in)
                      financing activities                                  7,775,028          (512,883)
                                                                         ------------      ------------
Net increase (decrease) in cash and cash
     equivalents                                                               54,810           (20,998)
Cash and cash equivalents, beginning of period                                442,208           512,472
                                                                         ------------      ------------

Cash and cash equivalents, end of period                                 $    497,018      $    491,474
                                                                         ============      ============






Pacific Security Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued

                                                                              Six Months Ended
                                                                           -------------------------
                                                                          January 31,       January 31,
                                                                             2001              2000
                                                                         ------------      -------------

Reconciliation of net income to net cash
    provided by operating activities:
         Net income                                                      $      9,910      $    369,051
         Adjustments to reconcile net income
              to net cash provided by operating
              activities:
                  Depreciation and amortization                               411,044           362,325
                  Deferred income tax benefit                                 (41,700)             --
                  Deferred financing income realized                           (6,920)           (5,730)
                  Interest accrued on debenture bonds                         279,079           270,964
                  (Gain) loss on sales of real estate                           6,793          (755,071)
                  Gain on sales of securities                                    --              (1,835)
                  Provision for loan losses                                      --              50,025
                  Change in assets and liabilities:
                      Accrued interest receivable                             (65,715)           (6,637)
                      Prepaid expenses                                         (9,346)           49,197
                      Accrued expenses                                         35,038          (131,965)
                      Income taxes payable                                   (223,194)           63,597
                      Other, net                                              (32,616)          (68,275)
                                                                         ------------      ------------

                        Net cash provided by operating
                          activities                                     $    362,373      $    195,646
                                                                         ============      ============

Supplemental schedule of noncash investing and financing activities:

     Company financed sale of property                                   $       --        $    129,750
     Property held for sale and development
         acquired in satisfaction for defaulted
         loan receivable                                                    1,065,804              --



The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries (the "Company"). Wholly owned subsidiaries of the Company include Pacific Realty Management and Cornerstone Realty Advisors, Inc. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 2000, filed with the Securities and Exchange Commission.

The results of operations for the six months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, ""Accounting for Derivative Instruments and Hedging Activities --Deferral of effective date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS 133" ("SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended on August 1, 2000 had no effect on the Company's financial statements.


Note 2. Business Segment Reporting:

Information about the Company's separate business segments as of and for the six months ended January 31, 2001 and 2000 is as follows:

                                                        Real Estate
                                       Commercial       Rental and
                                       Lending          Receivable
                                       Operations       Operations       Total
                                       -----------      -----------      ------------


    2001:
    Revenue                           $  1,712,934     $  1,562,354      $  3,275,288
    Income before income tax               544,495         (529,479)           15,016
    Identifiable assets, net            23,308,591       24,941,965        48,250,556
    Depreciation and amortization            1,376          409,668           411,044
    Capital expenditures                    10,655          987,315           997,970


PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


Note 2.  Business Segment Reporting, Continued:

                                                      Real Estate
                                       Commercial     Rental and
                                       Lending        Receivable
                                       Operations     Operations      Total
                                       -----------    -----------     -----------

    2000:
    Revenue                           $ 1,073,833     $ 2,168,973     $ 3,242,806
    Income before income tax              305,280         245,188         550,468
    Identifiable assets, net           13,171,661      22,462,021      35,633,682
    Depreciation and amortization             738         361,587         362,325
    Capital expenditures                     --           838,582         838,582


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

Note 3.  Bank Lines of Credit:

During the quarter ended January 31, 2001, the Company violated a bank covenant with one of its three bank lines of credit. Negotiations with the bank resulted in an extension of the Company's existing $8 million line as of March 15, 2001 with the same terms and conditions, resulting in a technical violation of a debt-to-equity covenant by exceeding a 5:1 ratio. The Company is working with the bank to have the covenant modified. A second bank adjusted its new loan agreement with the Company to reflect an increase in the allowable debt-to-equity ratio to 6:1 and to increase the Company's line of credit by $2.5 million to $13.5 million. A third bank kept the same terms and conditions resulting in continued compliance and increased the line capacity by $1 million to $8,432,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

At January 31, 2001, the Company had total stockholders' equity of approximately $7,481,000 and a total liabilities to equity ratio of 5.45 to 1, which increased from 4.56 to 1 at October 31, 2000, and 4.39 to 1 at July 31, 2000. In order to fund additional loans receivable, the Company increased the debt outstanding resulting in a ratio at January 31, 2001 in excess of the 5 to 1 maximum ratio allowed under the covenants of one of the Company's lines of credit. The bank has not called any amounts outstanding under the line and the Company is working with the bank to modify the covenant. The Company's liquidity could possibly be affected until a modification is completed.

During the quarter, the Company's primary sources of funds were approximately $8,041,000 from the issuance of notes payable to banks and others, approximately $112,000 from issuance of debentures, $61,000 from sales of real estate, $4,792,000 in real estate contract and loan collections and $362,000 for operations. The primary uses of funds were approximately $998,000 for property improvements, approximately $11,979,000 for investments in contracts and loans receivable, and approximately $330,000 for redemption of debenture bonds.

The Company anticipates that cash flows from operations, and the availability of funds under its lines-of-credit and other banking agreements totaling $29,932,500 of which $23,755,777 was outstanding at January 31, 2001, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

Results of Operations (Three Months)

The Company's net income for the quarter ended January 31, 2001 was approximately $44,000 compared with a net loss of approximately $30,000 for the quarter ended January 31, 2000. Excluding the $7,000 loss on sale of real estate in 2001, income improved by $81,000 in 2001.

Rental income increased by approximately $109,000 (19.7%) to approximately $661,000 in the quarter ended January 31, 2001 from approximately $552,000 in 2000. This increase primarily resulted from the rents received from two newly-constructed commercial buildings in Boise, Idaho and from a newly-constructed physical therapy building in Spokane.

Rental property expenses were approximately $100,000 (20.1%) higher in 2001 than for the comparable three months in 2000. This increase was due to increased operating expense of $31,441 (13.8%), increased depreciation of 22,230 (12.9%) and increased interest expense of $46,437 (48.0%).

Salaries and commissions were $35,674 (17.7%) higher in the quarter ended January 31, 2001 than for the comparable three months in 2000, primarily because of additional personnel expense for Cornerstone Realty Advisors.

Interest income and amortized discount increased approximately $428,000 (66.2%) for the three months ended January 31, 2001 compared with the similar period in 2000 as amortized loan fees and interest earned on the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $245,000 (54.3%) in the second quarter of 2001 compared with the comparable 2000 period primarily due to increased borrowings in 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34% in 2001 compared to 40% in 2000.

Results of Operations (Six Months)

The Company's net income for the six months ended January 31, 2001 was approximately $10,000 compared with net income of approximately $369,000 for the six months ended January 31, 2000. The decrease was primarily attributable to a decrease of approximately $762,000 in gain on sales of real estate in 2001 compared to 2000, which was partially offset by an increase in net interest and loan fee income.

Rental income increased approximately $247,000 (22.3%) in the six months ended January 31, 2001 from 2000. This primarily resulted from increased rents due to rents received from two newly-constructed commercial buildings in Boise, Idaho and one in Spokane.

Rental property expenses were $210,903 (21.3%) higher in 2001 than for the comparable six months in 2000. This resulted from increased operating expense of $38,385 (8.0%), interest expense of $125,481 (74.8%) and an increase in depreciation of $47,037 (13.7%).

Interest income and amortized discount was $571,833 (42.7%) more for the six months ended January 31, 2001 compared with the similar period in 2000 as amortized loan fees and interest earned on the average outstanding balance in contracts and notes receivable increased during the period, primarily due to new loans originated by Cornerstone Realty Advisors.

Salaries and commissions were $35,582 (8.6%) higher in the six months ended January 31, 2001 than for the comparable six months in 2000, primarily because of additional personnel expense for Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $310,155 (32.2%) more in 2001 than in 2000 primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34% in the current fiscal year compared to 33% in the prior fiscal year.

ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that there has been a material change in its market risk since the end of its last fiscal year.

Part II.  Other Information

Items 1, 2, 3, 4, 5 and 6 -- Not applicable.

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