Form 10-Q
period 2001-04-30
PACIFIC SECURITY COMPANIES
filed 2001-06-14
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

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


PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

                                                                      April 30,            July 31,
                                                                        2001                2000
                                                                    -----------         -----------
          ASSETS
Cash and cash equivalents:
    Unrestricted                                                   $   527,785         $   442,208
    Restricted                                                          19,054              19,825
                                                                   -----------         -----------
                                                                       546,839             462,033
                                                                   -----------         -----------
Receivables:
    Contracts, mortgages, notes and loans
      receivable, net:
           Related parties                                             190,581             202,028
           Unrelated                                                26,823,171          19,511,089
                                                                   -----------         -----------
                                                                    27,013,752          19,713,117
    Accrued interest                                                   279,981             250,025
    Other                                                               97,673              60,549
                                                                   -----------         -----------
                                                                    27,391,406          20,023,691
                                                                                       -----------
Investment in rental properties, net                                18,011,598          17,783,847
                                                                   -----------         -----------
Other investments:
    Property held for sale and development                           3,465,738           1,796,607
    Marketable securities                                                   --              41,724
                                                                   -----------         -----------
                                                                     3,465,738           1,838,331
                                                                   -----------         -----------
Other assets:
    Vehicles and equipment, net                                         66,042              63,340
    Prepaid and other, net                                             219,632             245,153
                                                                   -----------         -----------
                                                                       285,674             308,493
                                                                   -----------         -----------
  Total assets                                                     $49,701,255         $40,416,395
                                                                   ===========         ===========

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, (unaudited) Continued

                                                                       April 30,           July 31,
                                                                         2001               2000
                                                                     -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Notes payable to banks                                           $24,763,647         $15,715,057
                                                                     -----------         -----------
    Installment contracts, mortgage
      notes and notes payable:
           Related parties                                                98,614             152,286
           Unrelated                                                   5,742,834           5,367,153
                                                                     -----------         -----------
                                                                       5,841,448           5,519,439
                                                                     -----------         -----------
    Debenture bonds                                                   10,024,812           9,867,649
                                                                     -----------         -----------
    Accrued expenses and other
      liabilities:
           Related parties                                               185,365             106,097
           Unrelated                                                     769,822             819,287
                                                                     -----------         -----------
                                                                         955,187             925,384
                                                                     -----------         -----------

        Income taxes                                                       9,207             241,511
        Deferred income taxes                                            604,870             646,570
                                                                     -----------         -----------
             Total liabilities                                        42,199,171          32,915,610
                                                                     -----------         -----------
Commitments and contingencies

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, (unaudited) Continued

                                                       April 30,             July 31,
                                                         2001                 2000
                                                      -----------         -----------
Stockholders' equity:
    Preferred stock:
    Class A preferred stock, $100 par value;
        authorized 20,000 shares; issued and
        outstanding 3,000 shares                      $   300,000         $   300,000
    Preferred stock, authorized 10,000,000
        no par value shares; no shares issued
        and outstanding                                        --                  --
    Common Stock:
    Original class, authorized
        2,500,000 no par value shares, $3
        stated value; issued and outstanding
        1,122,730 and 1,138,795 shares                  3,368,191           3,416,386
    Class B, authorized
        30,000 no par value shares; no shares
        issued and outstanding                                 --                  --
    Additional paid-in capital                          1,830,941           1,822,203
    Retained earnings                                   2,002,952           1,962,196
                                                      -----------         -----------
             Total stockholders' equity                 7,502,084           7,500,785
                                                      -----------         -----------
             Total liabilities and stock-
               holders' equity                        $49,701,255         $40,416,395
                                                      ===========         ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

                                                   Three Months Ended                   Nine Months Ended
                                                          April 30,                         April 30,
                                                ----------------------------      -----------------------------
                                                   2001              2000            2001               2000
                                                -----------      -----------      -----------       -----------
Income:
    Rental                                      $   678,438      $   575,666      $ 2,030,612       $ 1,680,920
    Interest and loan fees                        1,067,975          687,429        2,971,044         2,019,855
    Amortization of discounts on
        real estate contracts                         3,013           60,957            9,933            66,687
    Gain (loss) on sales of real estate                  --          144,294           (6,793)          899,365
    Gain on sale of securities                           --               --               --             1,834
    Other, net                                        6,480            6,140           26,398            48,631
                                                -----------      -----------      -----------       -----------
                                                  1,755,906        1,474,486        5,031,194         4,717,292
                                                -----------      -----------      -----------       -----------
Expenses:
    Rental operations:
        Depreciation and amortization               196,082          174,861          585,827           517,569
        Interest                                    137,866           92,277          431,182           260,112
        Other                                       264,698          236,346          783,451           716,714
                                                -----------      -----------      -----------       -----------
                                                    598,646          503,484        1,800,460         1,494,395
    Interest, net of amount capitalized             716,483          498,052        1,988,897         1,460,311
    Salaries and commissions                        243,537          237,559          694,082           652,522
    General and administrative                      119,553           85,248          433,753           339,811
    Depreciation and amortization                    10,950            9,834           32,249            29,451
    Provision for loan loss                          20,000               --           20,000            50,025
                                                -----------      -----------      -----------       -----------
                                                  1,709,169        1,334,177        4,969,441         4,026,515
                                                -----------      -----------      -----------       -----------
Income before federal income tax provision           46,737          140,309           61,753           690,777
Federal income tax provision                         15,890           50,057           20,996           231,474
                                                -----------      -----------      -----------       -----------
Net income                                           30,847           90,252           40,757           459,303
                                                -----------      -----------      -----------       -----------
Income applicable to common
    stockholders                                $    30,847      $    90,252      $    40,757       $   459,303
                                                ===========      ===========      ===========       ===========


PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited), Continued

                                                          Three Months Ended                 Nine Months Ended
                                                               April 30,                         April 30,
                                                     ---------------------------       ---------------------------
                                                        2001             2000             2001             2000
                                                     ----------       ----------       ----------       ----------
Income per common share - basic
    and diluted                                      $      .03       $      .08       $      .04       $      .40
                                                     ==========       ==========       ==========       ==========
Weighted average common shares
    outstanding                                       1,125,047        1,139,912        1,132,984        1,147,413
                                                     ==========       ==========       ==========       ==========









                 The accompanying notes are an integral part of
                     the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

                                                        Three Months Ended              Nine  Months Ended
                                                            April 30,                      April 30,
                                                     ------------------------      ------------------------
                                                        2001           2000           2001           2000
                                                     ---------      ---------      ---------      ---------
Net income                                           $  30,847      $  90,252      $  40,757      $ 459,303
Other comprehensive income
    before income taxes:
        Changes in unrealized gains/losses
           on marketable securities                         --             --             --           (579)
                                                     ---------      ---------      ---------      ---------
Other comprehensive income
    before income taxes                                 30,847         90,252         40,757        458,724
Less deferred income tax
        benefit                                             --             --             --           (197)
                                                     ---------      ---------      ---------      ---------
Comprehensive income                                 $  30,847      $  90,252      $  40,757      $ 458,921
                                                     =========      =========      =========      =========






                 The accompanying notes are an integral part of
                     the consolidated financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

                                                                For Nine Months Ended
                                                                      April 30,
                                                          -----------------------------------
                                                              2001                 2000
                                                          ------------          ------------
Cash flows from operating activities:
    Cash received from rentals                            $  2,030,501          $  1,655,856
    Interest received                                        2,941,088             1,950,846
    Cash paid to suppliers and employees                    (1,952,331)           (1,814,531)
    Interest paid, net of amounts capitalized               (1,934,968)           (1,252,607)
    Income tax paid, net                                      (295,000)             (142,820)
                                                          ------------          ------------
           Net cash provided by
               operating activities                            789,290               396,744
                                                          ------------          ------------
Cash flows from investing activities:
    Proceeds from sale of securities                            41,724               252,476
    Purchase of marketable securities                               --               (50,000)
    Proceeds from sales of real estate                          61,437               735,737
    Collections on contracts, mortgages
        and finance notes receivable                         8,640,949             6,975,555
    Investment in contracts, mortgages
        and finance notes receivable                       (16,953,451)           (9,469,946)
    Additions to rental properties, property
        held for sale, property under develop-
        ment, vehicles and equipment                        (1,568,550)           (1,371,103)
    Change in restricted deposits
        and cash equivalents                                       771                (5,742)
                                                          ------------          ------------
           Net cash used in
               investing activities                         (9,777,120)           (2,933,023)
                                                          ------------          ------------
Cash flows from financing activities:
    Net borrowings under line-
        of-credit agreements                                 9,048,590             2,533,128
    Net proceeds from installment contracts,
        mortgage notes and notes payable                     1,277,214               750,000
    Payments on installment contracts,
        mortgage notes and notes payable                      (955,206)             (382,741)
    Proceeds from sales of debenture bonds                     190,470               240,620
    Redemption of debenture bonds                             (430,204)             (513,820)
    Purchase and retirement of common stock                    (39,457)              (20,751)
    Payment of dividends on preferred stock                    (18,000)              (18,000)
                                                          ------------          ------------
           Net cash provided by
               financing activities                          9,073,407             2,588,436
                                                          ------------          ------------
Net increase in cash and cash equivalents                 $     85,577          $     52,157
Cash and cash equivalents, beginning of
    period                                                     442,208               512,472
                                                          ------------          ------------
Cash and cash equivalents, end of period                  $    527,785          $    564,629
                                                          ============          ============

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (unaudited) Continued

                                                                   For Nine Months Ended
                                                                       April 30,
                                                          --------------------------------
                                                             2001                 2000
                                                          -----------          -----------
Reconciliation of net income to net cash
    provided by operating activities:
        Net income                                        $    40,757          $   459,303
        Adjustment to reconcile net income to
           net cash provided by
           operating activities:
             Depreciation and amortization                    618,076              547,020
             Deferred income tax benefit                      (41,700)                  --
             Deferred financing income realized                (9,933)             (66,687)
             Interest accrued on debenture
               bonds                                          396,897              393,008
             Gain on sales of securities                           --               (1,834)
             Gain on sales of real estate and
                 rental properties                              6,793             (899,365)
             Provision for loan losses                         20,000               50,025
             Change in assets and liabilities:
                 Accrued interest receivable                  (29,956)             (69,009)
                 Prepaid expenses                               6,772               45,070
                 Accrued expenses                              47,803              (64,068)
                 Income taxes                                (232,304)              88,654
                 Other, net                                   (33,915)             (85,373)
                                                          -----------          -----------
                   Net cash provided by
                     operating activities                 $   789,290          $   396,744
                                                          ===========          ===========
Supplemental schedule of noncash investing
    and financing activities:
        Company financed sale of property                 $        --          $   129,750
        Proceeds from land sale held for tax-free
           exchange by intermediary                                --              265,089

        Property held for sale and development
           acquired in satisfaction for defaulted
           loan receivable                                  1,065,804                   --


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

The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of effective date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS 133" ("SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended on August 1, 2000 had no effect on the Company's financial statements.

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Note 2.  Business Segment Reporting:

Information about the Company's separate continuing business segments as of and for the nine months ended April 30, 2001 and 2000 is as follows:

                                                                                    Real Estate
                                                            Commercial              Rental and
                                                             Lending                Receivable
                                                            Operations              Operations            Total
                                                            -----------             -----------        -----------
    2001:
        Revenue                                             $ 2,697,467             $ 2,333,727        $ 5,031,194
        Income (loss) from continuing
           operations before tax                                823,104                (761,351)            61,753
        Identifiable assets, net                             24,220,718              25,480,537         49,701,255
        Depreciation and
           amortization                                           2,467                 615,609            618,076
        Capital expenditures                                     20,449               1,548,101          1,568,550

    2000:
        Revenue                                             $ 1,644,819             $ 3,072,473        $ 4,717,292
        Income from continuing
           operations before tax                                492,263                 198,514            690,777
        Identifiable assets, net                             16,046,353              23,000,487         39,046,840
        Depreciation and
           amortization                                           1,107                 545,913            547,020
        Capital expenditures                                         --               1,371,103          1,371,103




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

PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Note 3.  Bank Lines of Credit:

During the quarters ended January 31, 2001 and April 30, 2001, the Company violated a bank covenant with one of its three bank lines of credit. Negotiations with the bank resulted in an extension of the Company's existing $8 million line as of March 15, 2001 with the same terms and conditions, resulting in a technical violation of a debt-to-equity covenant by exceeding a 5:1 ratio. The Company is working with the bank to have the covenant modified. A second bank adjusted its new loan agreement with the Company to reflect an increase in the allowable debt-to-equity ratio to 6:1 and to increase the Company's line of credit by $2.5 million to $13.5 million. A third bank kept the same terms and conditions resulting in continued compliance and increased the line capacity by $1 million to $8,432,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

At April 30, 2001, the Company had total stockholders' equity of approximately $7,502,000 and a total liabilities to equity ratio of 5.62 to 1, which increased from 5.45 to 1 at January 31, 2001 and 4.39 to 1 at July 31, 2000. In order to fund additional loans receivable, the Company increased the debt outstanding resulting in a ratio at April 30, 2001 and January 31, 2001 in excess of the 5 to 1 maximum ratio allowed under the covenants of one of the Company's lines of credit. The bank has not called any amounts outstanding under the line and the Company is working with the bank to modify the covenant. The Company's liquidity could possibly be affected until a modification is completed.

During the nine months ended April 30, 2001, the Company's primary sources of funds were approximately $9,049,000 from the issuance of notes payable to banks and others, approximately $190,000 from issuance of debentures, $61,000 from sales of real estate, $8,641,000 in real estate contract and loan collections and $789,000 from operations. The primary uses of funds were approximately $1,569,000 for property improvements, approximately $16,953,000 for investments in contracts and loans receivable, and approximately $430,000 for redemption of debenture bonds.

The Company anticipates that cash flows from operations, debenture sales and the availability of funds under its lines-of-credit and other banking agreements totaling $29,932,500, of which $24,764,000 was outstanding at April 30, 2001, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to make improvements to its existing rental properties, to improve property held for sale and development and to originate interim and construction loans.

Results of Operations (Three Months)

The Company's net income for the quarter ended April 30, 2001 was approximately $31,000 compared with net income of approximately $90,000 for the quarter ended April 30, 2000. Income before tax was approximately $47,000 in 2001 compared with $140,000 in 2000, a decline of approximately $93,000. The decline was primarily attributable to a $144,000 reduction in gain on sale of real estate offset by an increase of approximately $104,000 in net interest and loan fee income. General and administrative expense also increased by $34,000, primarily due to expenses incurred by Cornerstone Realty Advisors as its activities grew.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Results of Operations (Three Months), Continued

Rental income increased by approximately $102,000 (17.8%) to approximately $678,000 in the quarter ended April 30, 2001 from approximately $576,000. This increase primarily resulted from the rents received from two newly constructed commercial buildings in Boise, Idaho and from a newly constructed physical therapy building in Spokane.

Rental property expenses were approximately $95,000(18.9%) higher in 2001 than for the comparable three months in 2000. This increase was due to increased operating expense of $28,352 (12.0%), increased depreciation of $21,221 (12.1%) and interest expense of $45,589 (49.4%).

Salaries and commissions were $5,978 (2.5%) higher in the quarter ended April 30, 2001 than for the comparable three months in 2000, primarily because of additional personnel expense for Cornerstone Realty Advisors, the Company's subsidiary.

Interest and loan fee income and amortized discount increased approximately $323,000 (43.1%) for the three months ended April 30, 2001 compared with the similar period in 2000 as the average outstanding balance in contracts and loans receivable increased during the period primarily due to the new loans originated by Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, increased approximately $218,000 (43.8%) in the three months ended April 30, 2001 compared with the comparable 2000 period primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

The Company's effective tax rate as a percentage of income from operations before federal income tax was approximately 34% in 2001 compared to 36% in 2000.

Results of Operations (Nine Months)

The Company's net income for the nine months ended April 30, 2001 was approximately $41,000 compared with $459,000 for the nine months ended April 30, 2000. Income before tax was approximately $62,000 in 2001 compared with $691,000 in 2000, a decrease of approximately $629,000. The decrease was primarily attributable to a decrease of approximately

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Results of Operations (Nine Months), Continued

$906,000 in gain on sales of real estate which was partially offset by an increase of approximately $366,000 in net interest and loan fee income.

Rental income increased by $349,692 (20.8%) to approximately $2,031,000 in the nine months ended April 30, 2001 from approximately $1,681,000 in 2000. This primarily resulted from increased rents due to rents received from two newly-constructed commercial buildings in Boise, Idaho and one in Spokane.

Rental property expenses were $306,065 (20.5%) higher in 2001 than for the comparable nine months in 2000. This resulted from increased operating expense of $66,737 (9.3%) interest expense of $171,070 (65.8%), and an increase in depreciation of $68,258 (13.2%).

Interest and loan fee income and amortized discount was approximately $894,000 (42.9%) more for the nine months ended April 30, 2001 compared with the similar period in 2000 as the average outstanding balance in contracts and loans receivable increased during the period, primarily due to new loans originated by Cornerstone Realty Advisors.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was $528,586 (36.2%) more in 2001 than in 2000 primarily due to an increase in borrowings to fund the loans originated by Cornerstone Realty Advisors.

Salaries and commissions were $41,560 (6.4%) higher in the nine months ended April 30, 2001 than for the comparable nine months in 2000, primarily because of additional personnel expense for Cornerstone Realty Advisors and bonuses paid to Company officers.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34% in fiscal 2001 and 2000.


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


PACIFIC SECURITY FINANCIAL, INC.

/s/ David L. Guthrie                               June 13, 2001
---------------------------------                  ---------------------
David L. Guthrie                                   Date
President/Chief Executive Officer


/s/ Donald J. Migliuri                             June 13, 2001
---------------------------------                  -----------------------
Donald J. Migliuri, Secretary/                     Date
Treasurer