Form 10KSB40
period 2001-07-31
PACIFIC SECURITY COMPANIES
filed 2001-10-26
CIK 203159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Washington                              91-0669906
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation of organization)

          10 North Post Street
           325 Peyton Building
           Spokane, Washington                           99201
     -------------------------------      ------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including
               area code:                            (509) 444-7700
                                          ------------------------------------

Securities  registered pursuant to Section
           12(b) of the Act:
                                                      Name of each
                                                    exchange on which
           Title of each class                          registered
     -------------------------------      ------------------------------------

                  None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value share
                        --------------------------------
                                (Title of class)


================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
          -----

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no regular, established market for trading in the Company's common stock. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not determinable.

On July 31, 2001, the registrant had outstanding 1,110,385 shares of common stock, no par value ($3 stated value) and 3,000 shares of Class A preferred stock, $100 par value.

Documents incorporated by reference:  none.

                        PACIFIC SECURITY FINANCIAL, INC.
                             FORM 10-K ANNUAL REPORT

                                Table of Contents
                                -----------------



Part I

      Item 1.  Business                                                     1

      Item 2.  Properties                                                   2

      Item 3.  Legal proceedings                                            5

      Item 4.  Submission of matters to a vote of security holders          6


Part II

      Item 5.  Market for the registrant's common equity and related
                 stockholder matters                                        7

      Item 6.  Selected Financial Data                                      8

      Item 7.  Management's discussion and analysis of financial
                 condition and results of operations                        9

      Item 7A.  Quantitative and qualitative disclosures about
                  market risk                                               12

      Item 8.  Financial statements and supplemental data                   14

      Item 9.  Changes in and disagreements with accountants on
                 accounting and financial disclosure                        44


Part III

      Item 10.  Directors and executive officers of the registrant          45

      Item 11.  Executive compensation                                      46

      Item 12.  Security ownership of certain beneficial owners and
                  management                                                47

      Item 13.  Certain relationships and related transactions              47


Part IV

      Item 14.  Exhibits, financial statement schedules, and
                  reports on Form 8-K                                       48


Independent accountant's report on financial statement
schedules                                                                   49

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
================================================================================

Item 1.  Business

Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc., the surviving corporation, was changed to Pacific Security Companies (the Company) as of the date of the merger. Pacific Security Companies changed its name to Pacific Security Financial, Inc. in 1999.

Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing, and selling real properties. The merged corporation has continued these activities. Total assets of the Company at July 31, 2001 and 2000, were $48,754,659 and $40,416,395, respectively, and real estate contracts and loans represent approximately 53% and 49% of the respective asset totals. The Company presently primarily originates commercial loans. The Company also originates contracts to facilitate the sale of real estate held for sale or development. Some of the contracts have fixed contractual interest rates while commercial (interim and construction) loans generally have variable rates. The total amount invested in real estate contracts and loans of $25,767,116 as of July 31, 2001, is $6,053,999 more than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 9.6% as of July 31, 2001, and 7.0% as of July 31, 2000. Management continues to emphasize enforcement of the Company's credit and collection policies.

In fiscal 1998, the Company's newly-formed subsidiary, Cornerstone Realty Advisors, Inc., began making short-term construction and interim loans (generally one to two years including extensions). Bank lines of credit were increased to provide additional funds for this purpose. The permanent financing for these short-term loans is obtained from the secondary market and includes such sources as banks, savings and loan institutions, life insurance companies, credit unions, and conduits.

The Company has continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. The Company developed certain land for residential development. The project, known as Tanglewood Ranch Park Estates (The Crest) offered approximately 21 ten-acre parcels suitable for home construction. The Company began marketing these parcels in fiscal 1998 and has seven parcels remaining for sale at July 31, 2001.

In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies) and discontinued this operation in fiscal 1999. See further information on this discontinued business segment in Note 4 to the consolidated financial statements.

                                                                               1
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
================================================================================

Item 1.  Business (Continued)

Investment in rental properties totaled $17,990,836 and $17,783,847 as of July 31, 2001 and 2000, respectively. Other real property held for sale and development totaled $3,635,184 and $1,796,607 as of July 31, 2001 and 2000, respectively. In fiscal 2001, the Company began construction of a commercial building containing approximately 13,000 square feet of rentable space, in the Cornerstone Office Park. Leasing efforts have begun but no leases have been obtained as of July 31, 2001. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold or exchanged for tax purposes in order to minimize and defer the related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

With the Company's addition of certain commercial real estate, rental income has only increased from $2,268,810 in fiscal 1999 to $2,689,799 in fiscal 2001. During the same period, interest income, including the amortization of discounts on real estate contracts, has increased from 37% of total income in fiscal 1999 to 60% of total income in fiscal 2001. The Company expects to continue its emphasis on originating construction and interim commercial real estate loans and the development, leasing, and sale of commercial real estate in fiscal 2002, and marketing of The Crest parcels. There are no contractual commitments other than the remaining remodeling costs associated with improvement for commercial buildings and the construction of a new building at the Cornerstone Office Park. The Company's fiscal 2002 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2. Properties.

The Company's business is concentrated in originating loans collateralized by real estate, financing real estate contracts, developing real estate for sale or lease, and the operation of rental properties. The Company is in competition with financial institutions who originate or invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington.

As of July 31, 2001, the Company employed approximately 21 people on a full-time equivalent basis, 18 of whom are in its office at 10 North Post Street, Spokane, Washington.


Item 2.  Properties

As of July 31, 2001, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

                                                                               2
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
================================================================================

Item 2.  Properties (Continued)

Properties located in Spokane County, Washington, unless otherwise noted:

                                                                                     July 31, 2001
                                                                 ----------------------------------------------------
                                                                   Rental/                Net             Mortgage or
    Date                                                         Development           Carrying            Contract
  Acquired                 Description of Property                 Status                Value            Obligation
-----------      --------------------------------------------    -----------           --------           ----------
Commercial:

     1979        The Peyton Building at 10 North Post Street     Substantially          $4,658,456        $2,422,444
                 contains approximately 85,000 square feet of    leased
                 rentable space.  Substantial improvements
                 have been made to the building since its
                 acquisition.  Remodeling of this office
                 building continues as new occupancy
                 warrants.  The Company's offices are located
                 in this building.

     1979        The Hutton Building at 10 South Washington      Substantially           3,279,273         2,482,500
                 contains approximately 56,000 square feet of    leased
                 rentable space.  Substantial improvements
                 have been made to the building since its
                 acquisition.  The Company also acquired
                 25,000 square feet for parking near this
                 building.

     1992        The Pier 1 Building is a commercial             Leased                  2,930,914         1,206,314(2)
                 building.  The building has two major
                 tenants, who occupy over 60% of the space,
                 and several other smaller tenants for the
                 remaining space.

     1992        The AT&T Wireless Building is a commercial      Leased                    692,360           774,283
                 building constructed by the Company on the
                 north river bank of Spokane.

                                                                               3
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
================================================================================

Item 2.  Properties (Continued)

                                                                                     July 31, 2001
                                                                 ----------------------------------------------------
                                                                   Rental/                Net             Mortgage or
    Date                                                         Development           Carrying            Contract
  Acquired                 Description of Property                 Status                Value            Obligation
-----------      --------------------------------------------    -----------           --------           ----------
Commercial (continued):

     1995        Cornerstone Office Building is the remodeled    Leased                 $1,509,608        $1,466,962
                 Birdies Golf Center, constructed on two acres
                 of the Cornerstone Office Park property.  It
                 has approximately 8,300 square feet of
                 rentable space occupied by two tenants.

     2000        Outback Jack's                                  Leased                    384,872                --

     2000        Apex Physical Therapy is a commercial           Leased                    573,526           522,937
                 building constructed by the Company in the
                 Cornerstone Office Park.

     2000        Boise, Idaho: Calderwood - Overland             Leased                  1,566,859                  (1)
                 Building-commercial building with
                 approximately 10,896 square feet of rentable
                 space.

     2000        Boise, Idaho: Calderwood - Ardene               Leased                  1,174,276                  (1)
                 Building-commercial building with
                 approximately 8,292 square feet of rentable
                 space.

Multi-Family Housing:

     1969        The Broadmoor Apartment, formerly the Aqua      Occupied                1,198,285         2,400,575(2)
                 View Apartments, is a 128-unit apartment
                 complex.




                                                                               4
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
================================================================================

Item 2.  Properties (Continued)

                                                                                     July 31, 2001
                                                                 ----------------------------------------------------
                                                                   Rental/                Net             Mortgage or
    Date                                                         Development           Carrying            Contract
  Acquired                 Description of Property                 Status                Value            Obligation
-----------      --------------------------------------------    -----------           --------           ----------
Land:

     1990        Cornerstone Office Park and property consists   Under development      $1,760,100          $   --
                 of approximately 10 remaining acres of raw
                 land in a location where there has been
                 substantial commercial and residential
                 development and construction of office
                 building.

     1991        Tanglewood Ranch Park Estates (The Crest) in    Being marketed            561,640              --
                 south Spokane County was acquired through a
                 judicial foreclosure.  The area consisted of
                 approximately 300 acres of undeveloped land.
                 In fiscal 2001, two lots were sold, leaving seven lots
                 available for sale.

     1993        Approximately six acres in Auburn,              Being marketed            174,150              --
                 Washington, zoned for single-family housing
                 were acquired through a foreclosure.

     2000        Calderwood lots (2), Boise, Idaho.              Under development         125,000                (1)

     2000        Parkview Real Estate, Twin Falls, Idaho,                                1,014,294              --
                 acquired through a foreclosure.


(1) Total obligation of $1,819,589 is secured by two commercial buildings and land as noted above.

(2) Total obligation of $2,400,575 is secured by two commercial buildings.

Item 3.  Legal Proceedings

As of July 31, 2001, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.

                                                                               5
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
================================================================================

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2001.










                                                                               6
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

(a)    Principle market.

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

       Common no par value - 1,039 record holders.

(d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 2001, the Company also has issued 3,000 shares of Class A preferred stock owned by two holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal year ended July 31, 2000, dividends totaling $18,000 were declared and accrued on these shares, respectively. During the fiscal years ended July 31, 1999 and 1998, dividends totaling $18,000 and $42,000, respectively, were declared and accrued on these shares. Dividends were paid August 3, 2000, 1999, and 1998. Subsequent to the fiscal year end, a dividend of $18,000 was declared on August 1, 2001, and paid on August 3, 2001.







                                                                               7
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================

Item 6.  Selected Financial Data

The following selected financial data has been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                         Year Ended July 31,
                                           ----------------------------------------------------------------------------------
                                               2001              2000            1999             1998               1997
                                           ------------      ------------     ------------     ------------      ------------
Statement of Operations Data:

   Rental income                           $  2,689,799      $  2,285,947     $  2,268,810     $  2,220,979      $  2,398,639
   Interest income, including loan
      fees                                    3,981,137         2,885,338        2,183,276          963,297         1,032,847
   Gain (loss) on sale of real estate           (24,525)        1,038,694        1,128,628          514,141         1,611,195
   Interest expense, net                      3,148,162         2,364,846        2,208,858        1,580,820         1,548,173
   Income (loss) from continuing
      operations before income taxes            100,888           845,791          853,559         (720,371)          879,238
   Net income (loss)                             78,780           561,491          285,342         (596,936)          472,000
   Income (loss) applicable to
      common stockholders                        78,780           543,491           57,342         (757,936)          357,600
   Income (loss) per common share -
      basic and diluted                            0.07              0.48             0.05            (0.48)             0.19
                                           ------------      ------------     ------------     ------------      ------------

   Income (loss) from continuing
      operations per common share -
      basic and diluted                            0.07              0.48             0.27            (0.42)             0.26
                                           ------------      ------------     ------------     ------------      ------------

   Cash dividends per common share                   --                --               --               --                --
   Weighted-average number of
      common shares outstanding               1,128,469         1,139,232        1,161,677        1,591,484         1,895,105

Balance Sheet Data (at year end):

   Contracts, mortgages, finance
      notes, and loans receivable, net     $ 25,767,116      $ 19,713,117     $ 17,923,329     $ 11,149,009      $ 10,971,700
   Total assets                              48,754,659        40,416,395       35,946,222       30,940,293        32,294,907
   Notes and contracts payable               29,544,197        21,234,496       17,421,385       12,255,178        10,028,531
   Debentures                                10,166,644         9,867,649        9,643,548        9,839,936         9,898,351
   Stockholders' equity                       7,503,072         7,500,785        6,980,693        6,647,479         9,689,896




                                                                               8
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General:
This discussion contains some forward-looking statements. A forward-looking statement may contain words such will continue to be, will be, continue to, expect to, anticipates that, to be, or can impact. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

The Company engages in financing real estate collateralized contracts and loans, originating construction and interim loans, acquiring real estate that is either held for sale or developed and leased or sold, and operating rental properties as its primary activities. In fiscal 1999, the Company expanded its lending activities associated with interim construction loans. During the past two years, the Company has also focused on the development and leasing of its rental properties as demand for the available space in these projects has increased. Much of the Company's development of the commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes. The Company also constructed a new building in the Cornerstone Office Park in fiscal year 2000. This building is fully leased to a tenant who has a two-year option to buy the building. The Company began construction of an additional building in the Cornerstone Office Park in fiscal 2001 which has not yet been leased.

The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concentration in Spokane County. The Company has concentrated its efforts on the development and sale of existing real estate projects to maximize the return from those investments. The Company originates real estate contracts to facilitate the sale of its property held for sale or development and, in fiscal year 1998, began originating loans secured by real estate, including construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. These loans have involved properties located in the western United States.

The Company finances its investments in real estate and loans primarily through collateralized line of credit arrangements with local banks, real estate notes, or mortgages, and the sale of fixed rate debentures with terms ranging from one to ten years. The Company intends to continue using these funding sources in the future.





                                                                               9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations:
For the years ended July 31, 2001, 2000, and 1999, the Company's net income was approximately $79,000, $561,000, and $285,000, respectively. Due to dividends and the accretion of the discount on the issuance of preferred stock, the income
(loss) applicable to common stockholders was approximately $79,000, $543,000, and $57,000 in fiscal 2001, 2000, and 1999, respectively.

Rental real estate revenues have increased primarily from newly constructed or acquired properties. Total rental income has increased from approximately $2,269,000 in fiscal 1999 to $2,690,000 in fiscal 2001.

The total interest income, including loan fees and amortization of discounts on acquired real estate contracts and loans, has increased from approximately $2,958,000 and $2,211,000 in fiscal 2000 and 1999, respectively, to approximately $3,993,000 in fiscal 2001. This increase corresponds directly with the increase in the Company's origination of construction and interim commercial loans. In the last half of fiscal 1998, the Company began originating new commercial real property construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. Loan fees of $1,053,000 and net interest income of $340,000 have significantly increased as the loan portfolio has grown in fiscal 2001. Loan fees were $600,000 and $450,000 in fiscal 2000 and 1999, respectively.

The Company lost approximately $24,000 from real estate sales in fiscal 2001.

Gains on the sale of real estate were approximately $1,039,000 and $1,129,000 in fiscal 2000 and 1999, respectively. The Company anticipates that it will continue to recognize gains both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

The expenses associated with rental operations have increased to approximately $2,396,000 in fiscal 2001 from approximately $2,095,000 in fiscal 1999. The rental activities of the Company are expected to continue to contribute to its profitability, but sales of rental properties may offset rental increases from newly-acquired or newly-constructed properties.

Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $2,588,000, $2,011,000, and $1,842,000 in fiscal 2001, 2000, and 1999, respectively. In fiscal 1999 and through fiscal 2001, outstanding borrowings increased significantly due to advances drawn under the Company's lines of credit to fund the origination of construction and interim loans. These increased borrowings and higher interest rates resulted in the increase in interest expense in fiscal 2001.

Salaries and commissions have increased for the last three fiscal years to $901,000 in fiscal 2001 compared with $890,000 in fiscal 2000 and $735,000 in fiscal 1999. Additional staffing for Cornerstone Realty Advisors, Inc. resulted in increased salaries, and commissions were higher due to increased loan activity.


                                                                              10
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations (continued):
General and administrative expenses in fiscal 2001 were higher by approximately $137,000 than in fiscal 2000 due to the growth of the Company's commercial lending activities.

The Company's effective income tax rate as a percentage of income (loss) from continuing operations before income taxes was 22% in fiscal 2001, compared to a provision of 34% and 37% in 2000 and 1999, respectively.

Liquidity and capital resources:
At July 31, 2001, the Company had total stockholders' equity of approximately $7,503,000 and a total liabilities to equity ratio of 5.5 to 1, which increased from 4.39 to 1 the year before. The increase in this ratio was primarily due to the increase in bank borrowings to fund new interim and construction loans in fiscal 2001. In fiscal 2001, the Company's primary sources of funds were approximately $16,020,000 in real estate contract collections, $1,139,000 from operating activities, and $9,316,000 from net line of credit and note borrowings. The primary uses of funds were approximately $2,068,000 used for acquisition and improvement of real estate projects, $23,014,000 used to originate new loans and acquire new contracts, $233,000 net in repayment of maturing debentures, and approximately $1,007,000 in repayment of outstanding long-term debt. As a shareholder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat mitigated or delayed to the extent that a portion of the Company's investment in real estate contracts and established real estate leases have fixed returns, as do the Company's debentures. The interim and construction loans originated by the Company have variable interest rates and are primarily funded by variable interest rate loans in that the spread between the loans receivable interest rate and debt interest rate is maintained regardless of whether rates are increasing or decreasing. The Company will be affected by changes in the real estate market in Washington and other western states where it originates loans.

The Company anticipates that sales of debentures and the availability of funds under its $29,932,500 line of credit and loan arrangements, of which approximately $23,487,000 was outstanding at July 31, 2001, will be sufficient to fund its short and intermediate-term needs to retire maturing debentures and mortgage obligations, to continue development of its real estate projects as demand warrants, and to originate commercial real estate loans. The Company does not anticipate any significant capital expenditures during fiscal 2002, other than the remodeling of rental properties and the completion of construction of a building and other improvements to the Cornerstone Office Park.



                                                                              11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk:
Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk and could potentially have a material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activity.

The Company's profitability can be affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. In addition, real estate lending may slow in a rising interest rate environment.

The Company mitigates interest rate risk on the interim and construction loans it originates by having variable interest rates on these loans tied to the variable interest rates on its borrowings to fund the loans. These loans are short-term loans (generally one to two years, including extensions). Permanent financing for these loans is obtained from the secondary market and includes such sources as banks, savings and loan institutions, life insurance companies, credit unions, and conduits.



                                                                              12
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk (Continued)

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' estimated fair values at July 31, 2001.


                                 2002        2003         2004          2005         2006     Thereafter     Balance    Fair Value
                             ----------   ----------   -----------  -----------  -----------  -----------  -----------  -----------
Interest-sensitive assets:
   Contracts, mortgages,
      finance notes, and
      loans receivable       $23,056,971  $   435,591  $   435,591  $   435,591  $   435,591  $ 1,335,595  $26,134,930  $26,134,930

Interest-sensitive
 liabilities:

   Notes payable to banks     21,086,680    2,400,575           --           --           --           --   23,487,255   23,487,255

   Installment contracts,
      mortgage notes, and
      notes payable              192,579      185,314      166,918      182,634      199,835    5,129,662    6,056,942    6,056,942

   Debenture bonds             1,482,099    1,366,344    2,621,972    2,045,307    1,408,761    1,242,161   10,166,644   10,166,644

Off-balance sheet items:

   Undisbursed loans
      receivable               7,710,636           --           --           --           --           --    7,710,636    7,710,636





Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments, and prepayment of principal.



                                                                              13
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
================================================================================

Item 8.  Financial Statements and Supplemental Data









INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


We have audited the accompanying consolidated balance sheet of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2000, and for the year ended July 31, 1999, were audited by other auditors whose report dated September 19, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Moss Adams LLP

Spokane, Washington
August 31, 2001


                                                                              14
--------------------------------------------------------------------------------

                        Report of Independent Accountants


Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries (the Company) at July 31, 2000, and the results of their operations and cash flows for each of the two years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

September 19, 2000
San Francisco, California


                                                                              15
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
================================================================================


                                 ASSETS

                                                                                        July 31,
                                                                            --------------------------------
                                                                                 2001                2000
                                                                            --------------------------------
ASSETS
   Cash and cash equivalents
      Unrestricted                                                           $   619,642         $   442,208
      Restricted                                                                  19,480              19,825
                                                                             -----------         -----------

                                                                                 639,122             462,033
                                                                             -----------         -----------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                         186,846             202,028
         Unrelated                                                            25,580,270          19,511,089
                                                                             -----------         -----------

                                                                              25,767,116          19,713,117
      Accrued interest                                                           282,616             250,025
      Other                                                                      121,319              60,549
                                                                             -----------         -----------

                                                                              26,171,051          20,023,691
                                                                             -----------         -----------

   Investment in rental properties, net                                       17,990,836          17,783,847
                                                                             -----------         -----------

   Other investments
      Property held for sale and development                                   3,635,184           1,796,607
      Available for sale                                                              --              41,724
                                                                             -----------         -----------

                                                                               3,635,184           1,838,331
                                                                             -----------         -----------

   Other assets
      Vehicles and equipment, net                                                 62,732              63,340
      Prepaid and other, net                                                     251,053             245,153
      Taxes                                                                        4,681                  --
                                                                             -----------         -----------

                                                                                 318,466             308,493
                                                                             -----------         -----------

         TOTAL ASSETS                                                        $48,754,659         $40,416,395
                                                                             -----------         -----------


                                                                              16
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
================================================================================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       July 31,
                                                                           -------------------------------
                                                                               2001               2000
                                                                           -------------------------------
LIABILITIES
   Notes payable to banks                                                  $23,487,255         $15,715,057
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                           85,898             152,286
      Unrelated                                                              5,971,044           5,367,153
   Debenture bonds                                                          10,166,644           9,867,649
   Accrued expenses and other liabilities
      Related parties                                                          153,078             106,097
      Unrelated                                                                782,798             819,287
   Income taxes                                                                     --             241,511
   Deferred income taxes                                                       604,870             646,570
                                                                           -----------         -----------

                                                                            41,251,587          32,915,610
                                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                           300,000             300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                           --                  --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,110,385 and
         1,138,795 shares                                                    3,331,154           3,416,386
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                     --                  --
   Additional paid-in capital                                                1,830,941           1,822,203
   Retained earnings                                                         2,040,977           1,962,196
                                                                           -----------         -----------

         Total stockholders' equity                                          7,503,072           7,500,785
                                                                           -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $48,754,659         $40,416,395
                                                                           -----------         -----------










See accompanying notes.                                                       17
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF INCOME
================================================================================

                                                                          Year Ended July 31,
                                                        -----------------------------------------------------
                                                            2001                 2000                1999
                                                        -----------------------------------------------------
Income
   Rental                                               $ 2,689,799          $ 2,285,947         $ 2,268,810
   Interest, including loan fees of $1,052,937,
      $599,878, and $450,285                              3,981,137            2,885,338           2,183,276
   Amortization of discounts on real estate
      contracts                                              11,971               72,777              27,633
   Gain (loss) on sale of real estate                       (24,525)           1,038,694           1,128,628
   Gain on sale of marketable securities                         --                1,834             279,082
   Other, net                                                31,126               69,619              45,897
                                                        -----------          -----------         -----------

                                                          6,689,508            6,354,209           5,933,326
                                                        -----------          -----------         -----------

Expense
   Rental operations
      Depreciation and amortization                         783,704              698,769             663,272
      Interest                                              559,701              353,852             366,817
      Other                                               1,053,072              943,149           1,064,448
                                                        -----------          -----------         -----------

                                                          2,396,477            1,995,770           2,094,537
   Interest, net of amount capitalized                    2,588,461            2,010,994           1,842,041
   Salaries and commissions                                 901,220              889,720             735,120
   General and administrative                               589,184              451,941             368,848
   Depreciation and amortization                             43,278               39,968              39,014
   Provision for loan loss                                   70,000              120,025                 207
                                                        -----------          -----------         -----------

                                                          6,588,620            5,508,418           5,079,767
                                                        -----------          -----------         -----------

         Income from continuing operations
            before income taxes                             100,888              845,791             853,559

Income tax provision                                         22,108              284,300             312,565
                                                        -----------          -----------         -----------

         Income from continuing operations                   78,780              561,491             540,994
                                                        -----------          -----------         -----------










                                                                              18
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF INCOME
================================================================================

                                                                      Year Ended July 31,
                                                      ----------------------------------------------------
                                                          2001                2000                 1999
                                                      ----------------------------------------------------
Discontinued operations
   Loss from discontinued operations of golf
      center (less federal income tax benefit
      of $-0-, $-0-, and $147,584)                    $        --         $        --          $  (255,652)
                                                      -----------         -----------          -----------

         Net income                                        78,780             561,491              285,342

Less preferred stock dividends                                 --             (18,000)             (18,000)
Less accretion of discount on preferred stock                  --                  --             (210,000)
                                                      -----------         -----------          -----------

         INCOME APPLICABLE TO
            COMMON STOCKHOLDERS                       $    78,780         $   543,491          $    57,342
                                                      -----------         -----------          -----------

Income from continuing operations
   applicable to common stockholders                  $    78,780         $   543,491          $   312,994
                                                      -----------         -----------          -----------

Income per common share - basic and
   diluted                                            $      0.07         $      0.48          $      0.05
                                                      -----------         -----------          -----------

Income from continuing operations per
   common share - basic and diluted                   $      0.07         $      0.48          $      0.27
                                                      -----------         -----------          -----------

Loss from discontinued operations per
   common share - basic and diluted                   $        --         $        --          $     (0.22)
                                                      -----------         -----------          -----------

Weighted-average common shares
   outstanding basic and diluted                        1,128,469           1,139,232            1,161,677
                                                      -----------         -----------          -----------





                                                                              19
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
================================================================================


                                                                   Year Ended July 31,
                                                     ----------------------------------------------
                                                        2001              2000              1999
                                                     ----------------------------------------------
Net income                                           $  78,780         $ 561,491          $ 285,342

Changes in unrealized gains (losses) on
   marketable securities                                    --              (579)            13,152
                                                     ---------         ---------          ---------


         Other comprehensive income before
            income taxes                                78,780           560,912            298,494

Less deferred income tax provision (benefit)                --              (197)             4,471
                                                     ---------         ---------          ---------

         COMPREHENSIVE INCOME                        $  78,780         $ 561,109          $ 294,023
                                                     ---------         ---------          ---------








See accompanying notes.                                                       20
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================


                                                                       Additional                     Accumulated
                                         Preferred        Common        Paid-In        Retained      Comprehensive
                                           Stock          Stock         Capital         EarningS      lncome (Loss)       Total
                                        ------------------------------------------------------------------------------------------
Balance, July 31, 1998                  $        --    $ 3,517,464     $ 1,776,951    $ 1,361,363     $    (8,299)    $ 6,647,479
   Net income                                    --             --              --        285,342              --         285,342
   Unrealized gain on marketable
      securities                                 --             --              --             --           8,681           8,681
   Purchase and retirement of
      common stock (19,956 shares)               --        (59,867)         27,058             --              --         (32,809)
   Cash dividend declared on
      preferred stock                            --             --              --        (18,000)             --         (18,000)
   Accretion of discount on
      preferred stock, including
      redemption of 4,000 shares and
      conversion of 3,000 shares                 --             --              --       (210,000)             --        (210,000)
   Conversion of redeemable
      preferred stock                       300,000             --              --             --              --         300,000
                                        -----------    -----------     -----------    -----------     -----------     -----------

Balance, July 31, 1999                      300,000      3,457,597       1,804,009      1,418,705             382       6,980,693
   Net income                                    --             --              --        561,491              --         561,491
   Unrealized gain on marketable
      securities                                 --             --              --             --            (382)           (382)
   Purchase and retirement of
      common stock (13,737 shares)               --        (41,211)         18,194             --              --         (23,017)
   Cash dividend declared on
      preferred stock                            --             --              --        (18,000)             --         (18,000)
                                        -----------    -----------     -----------    -----------     -----------     -----------

Balance, July 31, 2000                      300,000      3,416,386       1,822,203      1,962,196              --       7,500,785
   Net income                                    --             --              --         78,781              --          78,781
   Purchase and retirement of
      common stock (28,411 shares)               --        (85,232)          8,738             --              --         (76,494)
                                        -----------    -----------     -----------    -----------     -----------     -----------

Balance, July 31, 2001                  $   300,000    $ 3,331,154     $ 1,830,941    $ 2,040,977     $        --     $ 7,503,072
                                        -----------    -----------     -----------    -----------     -----------     -----------








See accompanying notes.                                                       21
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================


                                                                       Year Ended July 31,
                                                       --------------------------------------------------------
                                                            2001                 2000                 1999
                                                       --------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Cash received from rentals and other                $  2,658,100          $  2,275,926          $  2,836,790
   Interest received                                      3,948,546             2,733,632             1,775,529
   Cash paid to suppliers and employees                  (2,585,089)           (2,366,855)           (2,297,644)
   Interest paid, net of amounts capitalized             (2,572,067)           (1,759,175)           (1,610,269)
   Income taxes refunded (paid)                            (310,000)             (167,820)              170,330
                                                       ------------          ------------          ------------

         Net cash provided by operating
            activities                                    1,139,490               715,708               874,736
                                                       ------------          ------------          ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Proceeds from sales of real estate                        75,530             1,999,051             1,140,122
   Proceeds from sales and maturities of
      marketable securities                                  41,724               252,093               337,796
   Purchase of marketable securities                             --               (50,000)             (200,062)
   Collections on contracts, mortgages,
      finance notes, and loans receivable                16,020,406            17,546,549            13,461,784
   Origination of loans receivable and
      investment in contracts, mortgages, and
      finance notes                                     (23,014,235)          (19,415,924)          (18,521,619)
   Additions to rental properties, property
      held for sale, property under
      development, golf center, vehicles,
      and equipment                                      (2,068,405)           (4,574,922)             (847,658)
   Change in restricted investments                             345                (3,504)               (5,032)
                                                       ------------          ------------          ------------

         Net cash used by investing activities           (8,944,635)           (4,246,657)           (4,634,669)
                                                       ------------          ------------          ------------






                                                                              22
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================


                                                                       Year Ended July 31,
                                                     -----------------------------------------------------
                                                         2001                 2000                1999
                                                     -----------------------------------------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net borrowings under line of credit
      agreements                                     $ 7,772,198          $ 1,789,652          $ 7,281,579
   Proceeds from installment contracts,
      mortgage notes, and notes payable                1,544,301            3,072,710              283,333
   Payments on installment contracts,
      mortgage notes, and notes payable               (1,006,798)          (1,049,251)          (2,598,705)
   Proceeds from sales of debenture bonds                237,319              361,266               76,912
   Redemption of debenture bonds                        (469,947)            (672,675)            (813,931)
   Redemption of preferred stock                              --                   --             (200,000)
   Payment of dividends on preferred stock               (18,000)             (18,000)             (42,000)
   Purchase and retirements of common
      stock                                              (76,494)             (23,017)             (32,809)
                                                     -----------          -----------          -----------

         Net cash provided by financing
            activities                                 7,982,579            3,460,685            3,954,379
                                                     -----------          -----------          -----------

         NET CHANGE IN CASH
            AND CASH EQUIVALENTS                         177,434              (70,264)             194,446

Cash and cash equivalents, beginning of year             442,208              512,472              318,026
                                                     -----------          -----------          -----------

Cash and cash equivalents, end of year               $   619,642          $   442,208          $   512,472
                                                     -----------          -----------          -----------







See accompanying notes.                                                       23
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                              Year Ended July 31,
                                                            -----------------------------------------------------
                                                                 2001                2000                1999
                                                            -----------------------------------------------------
RECONCILIATION OF NET INCOME
   TO NET CASH FROM OPERATING
   ACTIVITIES
   Net income                                               $    78,780          $   561,491          $   285,342
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                             826,982              738,737              743,802
      Deferred income tax provision (benefit)                   (41,700)             (65,900)             121,324
      Deferred financing income realized                        (11,971)             (72,777)             (27,633)
      Interest accrued on debenture bonds                       531,623              535,510              540,631
      Gain on sales of marketable securities                         --               (1,834)            (279,082)
      (Gain) loss on sales of real estate                        24,525           (1,038,694)          (1,128,628)
      Provision for loan loss                                    70,000              120,025                   --
      Change in assets and liabilities:
         Accrued interest receivable                            (32,591)            (151,706)              42,537
         Income taxes                                          (246,192)             182,380              213,988
         Prepaid expenses                                       (30,900)             (22,741)              49,178
         Golf center inventories                                     --                   --               58,331
         Accrued expense and other liabilities                   28,493             (203,808)             282,584
         Other, net                                             (57,559)             135,025              (27,638)
                                                            -----------          -----------          -----------

         NET CASH PROVIDED BY
            OPERATING ACTIVITIES                            $ 1,139,490          $   715,708          $   874,736
                                                            -----------          -----------          -----------

SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Company financed sale of property                        $    50,000          $   129,750          $ 1,775,358
                                                            -----------          -----------          -----------

   Accretion of discount on preferred stock                 $        --          $        --          $   150,000
                                                            -----------          -----------          -----------

   Stock dividend declared and unpaid                       $        --          $    18,000          $    18,000
                                                            -----------          -----------          -----------

   Transfer of investment in golf center to
      investment in rental properties                       $        --          $        --          $ 1,366,683
                                                            -----------          -----------          -----------

   Transfer of investment in golf center to
      property held for sale or development                 $        --          $        --          $   460,182
                                                            -----------          -----------          -----------

   Note payable issued for purchase and
      redemption of preferred shares                        $        --          $        --          $   200,000
                                                            -----------          -----------          -----------

   Property held for sale and development acquired
      in satisfaction for defaulted loan receivable         $ 1,065,804          $        --          $        --
                                                            -----------          -----------          -----------

   Impairment of real estate owned against
      provision for loan loss                               $    70,000          $        --          $        --
                                                            -----------          -----------          -----------

See accompanying notes.                                                       24
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Organization and Summary of Significant Accounting Policies

Pacific Security Financial, Inc. (formerly Pacific Security Companies) and subsidiaries (the Company) is incorporated under the laws of the state of Washington. The Company is engaged in the business of owning, selling, and leasing real properties and in financing contracts and loans, collateralized by real estate. Most of the Company's real estate activities are concentrated within the state of Washington. The Company's commercial real estate loans are originated on properties located in the western United States.

A summary of the significant accounting policies followed by the Company is presented below:

Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pacific Realty Management and Cornerstone Realty Advisors, Inc., which were formed in fiscal years 2000 and 1998, respectively. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents:
The Company deposits all cash and cash equivalents with high quality financial institutions. At times, the deposits may exceed the federal insured limit.

The Company considers highly liquid debt instruments, if any, purchased with a remaining maturity of three months or less to be cash equivalents.

Contracts, mortgages, finance notes, and loans receivable:
The Company's contracts, finance notes, and loans receivable consist primarily of short-term construction and real estate development loans. Contracts, mortgages, finance notes, and loans receivable are stated at unpaid principal balance, plus accrued interest, less acquisition discounts, unearned loan fees, and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral.

Interest continues to be accrued on nonperforming receivables until such amount is not expected to be recovered.

Discounts on contracts:
The Company amortizes discounts on purchased contracts using the level-yield method over the expected term of the contracts.

Loan origination fees:
Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the level interest yield method over the contractual term of each loan.



                                                                              25
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Investment in rental properties:
Rental properties, including land, buildings and improvements, and furniture and equipment, are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Depreciation is provided on the straight-line method over estimated useful lives as summarized below:

Building and improvements                                  15-40 years
Furniture and equipment                                     5-10 years


Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

Interest capitalization:
All costs associated with self-constructed assets, including interest, incurred during the construction period, are capitalized. Interest costs of approximately $43,000 and $55,000 were capitalized during the years ended July 31, 2001 and 2000, respectively.

Property held for sale or development:
The Company acquires real estate through direct acquisition and foreclosures and records these assets at the lower of fair value, less estimated costs to sell, or cost. Losses on properties held for sale or development are recognized if the anticipated cash flows from disposition, less estimated selling costs, are estimated to be less than the carrying value of the related asset.

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

Marketable securities:
The Company's investments, consisting of debt and equity securities, are classified as available for sale and, therefore, are carried at market value. Realized gains and losses on the sale of these marketable securities are recognized on a specific identification basis in the consolidated statement of operations in the period the securities are sold. Unrealized gains and losses are excluded from operations and reported as a separate component of accumulated comprehensive income (loss), net of related income taxes.


                                                                              26
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Intangible assets:
The amount paid under a covenant not to compete is being amortized on a straight-line basis over the five-year term of the related agreement. This asset is located in other assets on the consolidated balance sheet. Accumulated amortization associated with this agreement was $86,441 and $61,441 at July 31, 2001 and 2000, respectively.

Vehicles and equipment:
Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $241,789 and $227,332 at July 31, 2001 and 2000, respectively. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

Sales of real estate:
Profit on sale of real estate is recognized when the buyers' initial and continuing investment is adequate to demonstrate (1) a commitment to fulfill the terms of the transaction, (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risk and rewards of ownership to the buyer.

Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition. Losses arising from sales of real estate are recognized immediately upon sale.

Recognition of rental income:
Rental income on cancelable operating leases is recognized as it becomes receivable in accordance with the provisions of the lease. Rental income on noncancellable operating leases which contain fixed escalation clauses is recognized on the straight-line method over the term of the lease. The difference between income earned and lease payments received from the tenants is included in the other assets on the consolidated balance sheet.

Income taxes:
The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

The Company allocates income taxes between continuing and discontinued operations in proportion to their individual effects on the consolidated income tax provision (benefit) at the Company's effective tax rate for the respective period.


                                                                              27
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Income or loss per share:
Income (loss) per share - basic is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company did not have any potentially dilutive common shares outstanding during the years ended July 31, 2001, 2000, and 1999; therefore, diluted earnings per share amounts are identical to basic earnings per share. The Company also presents income (loss) per share for continuing and discontinued operations.

Interest rate risk:
The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily contracts, mortgages, finance notes, and loans receivable) and liabilities (primarily notes payable to banks, installment contracts, mortgage notes, notes payable, and debenture bonds) are subject to interest rate risk. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

Off-balance-sheet instruments:
The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Company has also entered into participation agreements with other lenders to reduce its credit risk on certain commercial loans. The use of participations enables the Company to diversify its portfolio among its borrowers and lenders and mitigate significant geographical and credit concentration.

Comprehensive income:
During the year ended July 31, 1999, the Company adopted Statement of Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.



                                                                              28
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements:
Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and establishes the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transfers of financial assets occurring after March 31, 2001, and applied prospectively and effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. This Statement has not had a material effect on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001, are accounted for under the purchase method.

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of SFAS No. 142. The Company has determined that the effect of SFAS No. 142 on its consolidated financial statements will not be material.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company has determined that the effect of SFAS No. 143 on its consolidated financial statements will not be material.



                                                                              29
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from those estimates.

Note 2 - Contracts, Mortgages, Finance Notes, and Loans Receivable

The components of contracts, mortgages, finance notes, and loans receivable at July 31, 2001 and 2000, are as follows:

                                                                2001                2000
                                                           ------------          ------------
Contracts, mortgages, and finance notes receivable         $  3,513,550          $  4,315,025
Originated loans receivable                                  30,332,016            25,352,024
Undisbursed portion of loans receivable                      (7,710,636)           (9,431,626)
                                                           ------------          ------------

                                                             26,134,930            20,235,423
Unamortized discounts, net                                           --               (40,703)
Unearned loan fees, net                                        (248,354)             (362,143)
Allowance for loan losses                                      (119,460)             (119,460)
                                                           ------------          ------------

         CONTRACTS, MORTGAGES, FINANCE NOTES, AND
            LOANS RECEIVABLE, NET                          $ 25,767,116          $ 19,713,117
                                                           ------------          ------------

There were no significant concentrations of contracts, mortgages, finance notes, and loans receivable at July 31, 2001. At July 31, 2000, three individual receivable balances represented approximately 15%, 9%, and 8% of the gross outstanding receivable. Additionally, aggregate amounts receivable from two separate borrowers represented approximately 12% and 9% of the gross outstanding receivable at July 31, 2000.

Outstanding commitments to extend credit to borrowers is $7,710,636 at July 31, 2001. The Company does not have any other commitments to extend credit.



                                                                              30
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 2 - Contracts, Mortgages, Finance Notes, and Loans Receivable (Continued)

At July 31, 2001 and 2000, the aging of the gross amounts due on contracts, mortgages, finance notes, and loans receivable was as follows:


                                              2001                    2000
                                          -----------              -----------

Current                                   $22,632,320              $18,403,247
31 to 60 days                                 998,630                  415,462
61 to 90 days                                      --                    4,618
Over 90 days                                2,503,980                1,412,096
                                          -----------              -----------

                                          $26,134,930              $20,235,423
                                          -----------              -----------


Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. An allowance of $119,460 was provided at July 31, 2001 and 2000. The receivables are collateralized primarily by residential and commercial real estate located in the western United States. These estimates can be affected by changes in the economic environment in the western United States and the resultant effect on real estate values. As a result of changing economic conditions, the amount of the allowance for loan losses could change in the near-term.

Note 3 - Investments in Rental Properties

Following is a summary of investments in rental properties at July 31, 2001 and 2000:


                                              2001                    2000
                                         ------------             ------------

Land                                     $  3,047,577             $  3,012,129
Buildings and improvements                 21,260,531               20,463,126
Furniture and equipment                     1,531,048                1,370,021
                                         ------------             ------------

                                           25,839,156               24,845,276
Less accumulated depreciation              (7,848,320)              (7,061,429)
                                         ------------             ------------

                                         $ 17,990,836             $ 17,783,847
                                         ------------             ------------


                                                                              31
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 3 - Investments in Rental Properties (Continued)

The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of July 31, 2001:


Year Ending July 31,

   2002                                                 $ 1,209,500
   2003                                                     950,923
   2004                                                     499,422
   2005                                                     230,480
   2006                                                      56,996
                                                        -----------

                                                        $ 2,947,321
                                                        ===========




These properties are primarily located in the greater Spokane, Washington, geographical area. Losses on investments in rental properties are recognized if the anticipated undiscounted cash flows from operations or the sale of the rental property, net of selling costs, are estimated to be less than the carrying value of the related asset. These estimates can be affected by changes in the economic environment of the Spokane, Washington, area and the resultant effect on the real estate rental and property values. As a result of changing economic conditions, these estimates could change in the near-term.

Note 4 - Premises and Equipment

In September 1995, the Company completed construction of and began operating Birdies Golf Center (Birdies). The facility consisted of a driving range, lighted fairways with five target greens, a pro shop, a putting green, and teaching studios.

On December 1, 1998, the Company decided to close Birdies and commenced a liquidation of assets. The Company has leased the Birdies building and plans to develop and sell the driving range land. The consolidated financial statements of the Company for the year ended July 31, 1999, presents the operations of Birdies Golf Center as a discontinued operation.

Information about the discontinued operations of the Birdies' business segment is as follows for the year ended July 31, 1999:


Operating revenues                                                    $ 103,848
Loss from discontinued operations before federal income tax benefit    (403,236)
Loss from discontinued operations, net of federal income tax benefit   (255,652)






                                                                              32
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 4 - Premises and Equipment (Continued)

Proceeds from the sale of these assets during the year ended July 31, 1999, were $188,592. The Birdies building has been included in investment in rental properties. On a portion of the excess land associated with the original Birdies purchase, the Company constructed one commercial office building, completed in fiscal 2000, which is held as investment in rental properties. On the remaining excess land, the Company is currently constructing another commercial office building. The excess land and construction in progress are held in land held for resale at July 31, 2001.

Note 5 - Business Segment Reporting

Information about the Company's separate continuing business segments and in total as of and for the years ended July 31, 2001, 2000, and 1999, is as follows:



                                                                               Real Estate,
                                                            Commercial         Rental, and
                                                             Lending           Receivables
                                                            Operations          Operations          Total
                                                          --------------      -------------       ----------
2001
   Revenue                                                  $3,582,771         $3,106,737         $6,689,508
   Income from continuing operations                         1,088,890           (988,002)           100,888
   Identifiable assets, net                                 22,792,656         25,962,003         48,754,659
   Depreciation and amortization                                 3,709            823,273            826,982
   Capital expenditures                                         20,449          2,047,956          2,068,405

2000
   Revenue                                                   2,391,600          3,962,609          6,354,209
   Income from continuing operations                           703,362            142,429            845,791
   Identifiable assets, net                                 16,006,450         24,409,945         40,416,395
   Depreciation and amortization                                 1,485            737,252            738,737
   Capital expenditures                                            539          4,574,383          4,574,922

1999
   Revenue                                                   1,524,139          4,409,187          5,933,326
   Income from continuing operations                           476,088            377,471            853,559
   Identifiable assets, net                                 11,683,670         24,262,552         35,946,222
   Depreciation and amortization                                 1,075            742,727            743,802
   Capital expenditures                                          3,440            844,218            847,658







                                                                              33
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 5 - Business Segment Reporting (Continued)

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

Note 6 - Marketable Securities

The Company had no investments in marketable securities at July 31, 2001. Investments in marketable securities at July 31, 2000, consisted of debt securities of $41,724, which matured in 1998, but were not fully paid by the issuer until 2001 due to the issuer's reorganization. No gain or loss was recognized on this security.

Proceeds from the sale of the marketable securities during the year ended July 31, 2000, was $252,093, resulting in a gross realized gain of $1,834.



                                                                              34
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 7 - Notes Payable to Banks (Lines of Credit)

Notes payable to banks consisted of the following at July 31, 2001 and 2000:

                                                                                2001               2000
                                                                             ----------         -----------
U.S. Bank of Washington, short-term line of credit, $13,500,000 commitment, interest at the prime rate plus 0.25%, expires December
15, 2001, guaranteed by Wayne Guthrie, collateralized by contracts, mortgages, and finance notes receivable. Collateralized by loans
receivable.                                                                  $13,049,040        $ 4,117,541

Western Bank, line of credit, $8,000,000 commitment, interest at prime rate plus 0.25%, expires December 15, 2001, collateralized by contracts and loans receivable and guaranteed by Wayne and David
Guthrie (stockholders of the Company).                                         3,132,696          4,618,137

Sterling Savings Bank, line of credit, $2,482,500 commitment, interest at the Bank of America Reference Rate (BARR) plus 0.25%, expires
October 15, 2001, collateralized by real property and assignment of
rents, guaranteed by Wayne and David Guthrie.                                  2,482,500          2,482,500

Sterling Savings Bank, line of credit, $3,137,500 commitment, interest at BARR plus 0.25%, expires December 15, 2002, collateralized by real property and assignment of rents, guaranteed by Wayne and David
Guthrie.                                                                       2,400,575          2,074,435

Sterling Savings Bank, line of credit, $2,812,500 commitment, interest at BARR plus 0.25%, expires October 15, 2001, guaranteed by Wayne and
David Guthrie.                                                                 2,422,444          2,422,444
                                                                             -----------        -----------

                                                                             $23,487,255        $15,715,057
                                                                             -----------        -----------

The prime rate and the BARR referenced on the above notes were 6.75% and 9.50% on July 31, 2001 and 2000, respectively.

The above line of credit agreements contain restrictive covenants requiring the maintenance of minimum tangible net worth, and certain debt service coverage, debt to worth, and fixed charge ratios. At July 31, 2001, the Company was not in compliance with one of its three bank lines of credit, resulting in a technical violation of a debt-to-equity covenant by exceeding a 5:1 ratio. The Company is working with the bank to have the covenant modified. The Company continues to maintain compliance with the remaining bank lines which require a debt-to-equity of 6:1.


                                                                              35
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 7 - Notes Payable to Banks (Lines of Credit) (Continued)

The following assets were pledged as collateral on these notes payable at July 31, 2001 and 2000:



                                           2001                  2000
                                       -----------           -----------
Contracts receivable                   $   953,387           $ 1,583,985
Loans receivable                        15,594,038             8,034,040
Rental properties                        7,305,520             8,547,730
                                       -----------           -----------

                                       $23,852,945           $18,165,755
                                       -----------           -----------


Note 8 - Installment Contracts, Mortgage Notes, and Notes Payable

Installments contracts, mortgage notes, and notes payable consist of the following at July 31, 2001 and 2000:


                                          2001                  2000
                                       ----------            ----------
Installment contracts and mortgage
notes payable, interest at 7.00%
to 9.25%, aggregate monthly payment
of $35,792, mature 2001 through 2018,
collateralized by various properties   $6,056,942            $ 5,519,439
                                       ----------            -----------


Scheduled future maturities of contracts, mortgage notes, and notes payable are as follows:


Year Ending July 31,
   2002                                                      $   192,579
   2003                                                          185,314
   2004                                                          166,918
   2005                                                          182,634
   2006                                                          199,835
   Thereafter                                                  5,129,662
                                                             -----------

                                                             $ 6,056,942
                                                             -----------




                                                                              36
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 9 - Debenture Bonds

The Company has issued unsecured investment bonds to residents of the state of Washington under the Securities Act of Washington. The proceeds have been primarily used in making funds available for contracts and loans and the development, improvement, and acquisition of commercial real property.

The outstanding bonds have original maturities ranging from one to ten years, and the interest rates vary depending upon the maturity.

Outstanding bonds by interest rate categories were as follows at July 31, 2001 and 2000:


Bond Interest Rate             2001                  2000
------------------         -----------            -----------

 6.25%                     $        --            $     8,159
 6.50%                              --                295,523
 6.75%                          33,134                     --
 7.00%                         159,824                197,816
 7.25%                         200,460                131,521
 7.50%                         672,986                926,167
 7.68%                          16,865                 15,927
 7.75%                       1,257,030              1,214,100
 8.00%                         806,052                589,256
 8.25%                       1,306,125              1,123,400
 8.50%                       2,061,824              1,887,328
 8.75%                         363,662                355,123
 9.00%                       1,984,880              1,901,010
 9.25%                         403,287                370,956
 9.50%                         865,401                811,934
10.00%                          19,548                 17,709
10.50%                          15,566                 14,033
11.00%                              --                  7,687
                           -----------            -----------

                           $10,166,644            $ 9,867,649
                           -----------            -----------


The weighted-average annual interest rate on outstanding debentures at July 31, 2001 and 2000, was 8.44% and 8.37%, respectively.



                                                                              37
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



Note 9 - Debenture Bonds (Continued)

Estimated future contractual maturities of outstanding debenture bonds are as follows:


Year Ending July 31,
      2002                                  $ 1,482,099
      2003                                    1,366,344
      2004                                    2,621,972
      2005                                    2,045,307
      2006                                    1,408,761
      Thereafter                              1,242,161
                                            -----------

                                            $10,166,644
                                            -----------


The Securities Act of Washington contains specific statutory and regulatory requirements concerning companies selling debentures in the state of Washington. These regulations require maintenance of minimum net worth and liquidity levels, define debenture terms and maturity limitation, describe financial reporting requirements and prohibit certain activities by controlling persons of the issuer of debentures. Failure to comply with these requirements may jeopardize a company's ability to issue debentures.

Note 10 - Income Taxes

The components of income tax expense consists of the following for the years ended July 31:





                                              2001        2000          1999
                                           ---------    ---------     ---------

Current tax expense                        $  63,808    $ 350,200     $  43,657
Deferred tax (benefit) expense               (41,700)     (65,900)      121,324
                                           ---------    ---------     ---------

                                              22,108      284,300       164,981
Benefit allocated to discontinued
  operations                                      --           --       147,584
                                           ---------    ---------     ---------

                                           $  22,108    $ 284,300     $ 312,565
                                           ---------    ---------     ---------





                                                                              38
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 10 - Income Taxes (Continued)

The net deferred tax liabilities consist of the following components at July 31:


                                                            2001                  2000                 1999
                                                         ---------             ---------             ---------
Deferred tax assets
   Provision for loan loss                               $  38,948             $  38,948             $      --
   Accrued expenses                                         71,586                82,544                52,967
   Prepaid rents                                            46,573                    --                    --
   Other                                                    32,778                17,576                17,969
                                                         ---------             ---------             ---------

         Total deferred tax assets                         189,885               139,068                70,936
                                                         ---------             ---------             ---------

Deferred tax liabilities
   Depreciation                                            604,562               551,620               483,555
   Installment gains                                       190,193               234,018               299,457
   Other                                                        --                    --                   197
                                                         ---------             ---------             ---------

         Total deferred tax liabilities                    794,755               785,638               783,209
                                                         ---------             ---------             ---------

         NET DEFERRED TAX LIABILITIES                    $ 604,870             $ 646,570             $ 712,273
                                                         ---------             ---------             ---------


The effective tax rate differs from the statutory federal rate for the years presented as follows:

                                                            2001                  2000                 1999
                                                         ---------             ---------             ---------
Federal income tax expense at statutory rates            $  34,302             $ 287,569             $ 290,210
Income tax expense                                              --                 4,113                 1,729
Effect of permanent differences                             11,763                    --                    --
Effect of graduated tax rate                                (4,673)
Other                                                      (19,284)               (7,382)               20,626
                                                         ---------             ---------             ---------

                                                         $  22,108             $ 284,300             $ 312,565
                                                         ---------             ---------             ---------


                                                                              39
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 11 - Employee Benefit Plan

The Company provides a retirement savings plan (the Plan), authorized under
Section 401(k) of the Tax Reform Act of 1986, as amended. Under the terms of the Plan, employees are eligible to contribute up to 18% of their compensation, subject to annual limitations, to the Plan. The Company may contribute 3% of gross salary for all eligible employees. Contributions are made directly to a qualified individual retirement account or annuity in the employee's name. The Company is required to make nondiscriminatory contributions for each employee who (1) has reached the age of 21; (2) has performed services for the Company during the last year of service in which he or she has completed 1,000 hours of service; (3) is not covered by a collective bargaining agreement; and (4) is not a nonresident alien. The Company's contribution to the Plan was approximately $25,000 and $28,000 during the year ended July 31, 2001 and 2000, respectively.

Note 12 - Redeemable Preferred Stock/Preferred Stock

In fiscal 1995, the Company issued 10,400 shares of $100 par value redeemable Class A preferred stock. The Company had the right to redeem any shares after three years from the date of issuance. During the year ended July 31, 1999, the Company redeemed 4,000 shares of the preferred stock at par. However, all shares were required to be redeemed by the Company ten years after issuance at the par value plus accrued dividends to date of redemption. Due to the mandatory ten-year redemption, the discount on the issuance of the preferred stock was being accreted using the interest method over the redemption period. This accretion is recorded as an increase in the carrying value of the preferred stock and as a charge against retained earnings. The accretion of this discount, which included accretion on shares redeemed during the year, was $210,000 in the year ended July 31, 1999.

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

Each share of Class A preferred stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the Class A preferred stock was $318,000 on July 31, 2001, 2000, and 1999.

The 6% annual dividends on the Class A preferred stock are cumulative. No dividends were declared during the year ended July 31, 2001; however, dividends of $18,000 were declared and paid during August 2001. Dividends of $18,000 were declared on the preferred stock during the years ended July 31, 2000 and 1999, and were paid subsequent to each respective year end.




                                                                              40
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 13 - Common Stock

The Company has authorized a second class of common stock, Class B. This class has authorized 30,000, no par value shares and entitles the holder to 50 votes on each matter in all proceedings in which actions are taken by the stockholders, including the election of directors. Otherwise, the common stock is identical to the original class in all respects and for all purposes.

Note 14 - Related Party Transactions

Note receivable:
A certain former stockholder is indebted to the Company by a note secured by real estate bearing interest at 12.5% (prime plus 4.0% adjusted annually) in the outstanding amounts (including interest) of $188,254 and $203,550 at July 31, 2001 and 2000, respectively.

Installment contracts, mortgage notes, and notes payable:
At July 31, 2001 and 2000, the following related party notes payable were outstanding:

                                                                       Interest         Monthly
                                     2001                2000            Rate           Payment
                                   -------             --------        --------        --------
Wayne E. Guthrie                   $ 85,898            $135,457          7.00%         $  4,789
Wayne/Constance Guthrie                  --              16,829          6.75%            2,000
                                   --------            --------

                                   $ 85,898            $152,286
                                   --------            --------


The scheduled future maturities of these notes are as follows:


Year Ending July 31,
   2002                                                                                $ 53,142
   2003                                                                                  32,756
                                                                                       --------

                                                                                       $ 85,898
                                                                                       --------


Debenture bonds:
Included in debenture bonds at July 31, 2001 and 2000, is approximately $146,000 and $163,000, respectively, that is payable to related parties. These bonds bear interest at the prevailing market rate on the date of issuance.



                                                                              41
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 14 - Related Party Transactions (Continued)

Accrued expenses and other liabilities:
At July 31, 2001 and 2000, the following demand notes were payable to related parties:


                                 2001                          2000
                        ----------------------      ------------------------
                                      Interest                      Interest
                         Amount         Rate         Amount           Rate
                        --------       ------       --------         ------

Wayne E. Guthrie        $ 99,249        7.50%       $ 73,579         8.50%
Constance Guthrie         32,329        7.50%             --         8.50%
Other stockholders        21,500        7.50%         32,518         8.50%
                        --------                    --------

                        $153,078                   $ 106,097
                        --------                   ---------


Interest income and expense:
The approximate amount of related party interest income and expense included in the accompanying consolidated statement of operations during the years ended July 31, 2001, 2000, and 1999, is as follows:


                                2001            2000             1999
                              --------        --------         ---------

Interest income               $ 24,000        $ 27,000         $  36,000
Interest expense                22,000          32,000            53,000


Participations:
The president of Cornerstone Realty Advisors, Inc., a subsidiary of the Company, has directly invested in certain loans through participation agreements. The total of such participations were $250,000 and $100,000 at July 31, 2001 and 2000, respectively.

In addition, certain stockholders also directly invested in certain loans through participation agreements. The total of such participations was $-0- and $100,000 at July 31, 2001 and 2000, respectively.

Note 15 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sales and/or settlement have not been taken into consideration.

Cash and cash equivalents:
Due to the nature of these financial instruments, carrying value approximates fair value.


                                                                              42
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



Note 15 - Fair Value of Financial Instruments (Continued)

Debenture bonds, contracts receivable, and installment contracts payable:
Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 2001 and 2000, the carrying values of these financial instruments approximated their fair values.

Notes payable to banks:
Fair value approximates the carrying value because the notes bear variable interest rates.

Marketable securities:
Fair value approximates the carrying value based on quoted market prices.

Off-balance-sheet instruments:
Fair value approximates the notional amount of commitments to extend credit because advances bear variable interest rates and are made contingent to the borrower's compliance with the existing loan agreement.

Limitations:
The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for many of these financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

Note 16 - Subsequent Event

During September 2001, the Company entered into an agreement to sell the Broadmoor apartment complex. The Company estimates a material pre-tax gain, which will be recognized in the first quarter of fiscal 2002.



                                                                              43
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Item 9. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure

None.













                                                                              44
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
================================================================================


Item 10.  Directors and Executive Officers of the Registrant

Identification of directors and executive officers:
The following information as of July 31, 2001, is provided with respect to each director and executive officer of the Company:

                                   Year First
                                   Elected as     Expiration
     Name                   Age     Director        of Term         Position and Date Elected
-----------------          ----    -----------    ----------    ----------------------------------------
Wayne E. Guthrie            81        1970           2003       Chairman of the Board (January 7,
                                                                    1970); Director

David L. Guthrie            37        1987           2001       President (February 18, 1999); Director

Kevin M. Guthrie            46        1980           2001       Vice President (May 2, 1985); Director

Donald J. Migliuri          54        1992           2002       Secretary/Treasurer (May 29, 1990);
                                                                    Director

Constance M. Guthrie        67        1981           2003       Director

Robert N. Codd              71        1994           2001       Director

Julian Guthrie              36        1998           2001       Director


Family relationship:
Kevin M. Guthrie, David L. Guthrie, and Julian Guthrie are the children of Wayne
E. Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

Business experience:
Wayne E. Guthrie is Chairman of the Board of Pacific Security Financial, Inc., a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 50 years experience in areas of construction, financing of real estate and personal property, and real estate investments.

David L. Guthrie has been president of Pacific Security Financial, Inc. since 1999 and vice president since 1989. Mr. Guthrie was formerly a financial consultant with Merrill Lynch in Spokane, Washington. Mr. Guthrie is also an officer and director of Cornerstone Realty Advisors, Inc. Mr. Guthrie is a NASD licensed securities sales person (registered representative) and broker-dealer (general securities principal). He is a licensed real estate broker in the state of Washington and has obtained the CCIM designation (certified commercial investment member) awarded by the commercial real estate investment institute.





                                                                              45
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
================================================================================


Item 10.  Directors and Executive Officers of the Registrant (Continued)

Business experience (continued):
Kevin M. Guthrie has been vice president of Pacific Security Financial, Inc. since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie is also an officer and director of Pacific Realty Management.

Donald J. Migliuri has been treasurer of Pacific Security Financial, Inc. since 1990 and secretary since 1991. Mr. Migliuri is a Certified Public Accountant and has served as an accounting officer with various diversified financial services companies for over 20 years. He also is a certified management accountant (CMA) and has a masters degree in business administration.

Constance M. Guthrie is a housewife and has not been employed outside the home during the past ten years.

Robert N. Codd is employed by Pacific Security Financial, Inc. in its leasing and real estate activities. He was employed by the Company from 1970 to 1979 and was rehired in November 1992. Prior to being rehired, he was a commercial realtor and property manager.

Julian Guthrie is a reporter for the San Francisco Examiner. She covered general news for the paper for two years and in 1998 was named education reporter, responsible for covering all education issues in the Bay Area. Before that, she was senior editor of a lifestyle magazine in San Francisco and also worked as a freelance writer for the Examiner, covering breaking business, political, and lifestyle stories. She currently lives in San Francisco.


Item 11.  Executive Compensation

Remuneration of directors and officers:
The following table lists, on an accrual basis, for each of the three years ended July 31, 2001, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 2001:

                                                                                             Annual
   Name of Individual or                                                                   Compensation
    Number of Person in                     Capacities in               Fiscal        ----------------------
          Group                             Which Served                 Year          Salary          Bonus
---------------------------            --------------------------      --------      ---------        -------
David L. Guthrie                       President and Director            2001         $110,340         $   --
                                       President and Director            2000          105,086         50,500
                                       President and Director            1999          101,045          7,500

Kevin M. Guthrie                       Vice President and Director       2001          110,863             --
                                       Vice President and Director       2000          105,515         50,500
                                       Vice President and Director       1999          101,396          7,500

Officers and Directors as a
 group (5)                                                               2001          399,783             --


The Company has no qualified or nonqualified stock option plan as of July 31, 2001.

                                                                              46
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
================================================================================


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners:
Set forth below is certain information concerning parities, excluding management, who are known by the Company to directly own more than five percent of any class of the Company's voting shares on July 31, 2001: none.

Security ownership of management:
The following table sets forth as of July 31, 2001, information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                                                  Amount of
                                                                                  Shares and
                                                                                   Nature of
                                                                                  Beneficial             Percent of
     Tital of Class                    Name of Beneficial Owner                   Ownership                Class
------------------------       ---------------------------------------          ---------------    ----------------
Common stock                   Wayne E. Guthrie                                     142,541.5              12.52%
Common stock                   Constance Guthrie                                    142,541.5              12.52%
Common stock                   Kevin Guthrie**                                      222,718.0              19.56%
Common stock                   David Guthrie**                                      222,718.0              19.56%
Common stock                   Julian Guthrie                                       196,838.4              17.28%
                                                                                -------------       ------------

Common stock                   All directors and officers as a group                927,357.4              81.44%
                                                                                -------------       ------------

Preferred stock                Wayne E. or Constance Guthrie                            2,000              66.70%
Preferred stock                Constance Guthrie                                        1,000              33.30%
                                                                                -------------       ------------

Preferred stock                All directors and officers as a group                    3,000             100.00%
                                                                                -------------       ------------



** Kevin and David Guthrie exercise voting rights over an additional 12,902
   (1.16%) and 6,902 (0.62%) shares, respectively, of this class through the holdings of their minor children.

Item 13.  Certain Relationship and Related Transactions

Transactions with Company officers, directors, and stockholders and other related parties are summarized in Notes 12 and 14 to the consolidated financial statements included herein.

                                                                              47
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART IV
================================================================================


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K













                                                                              48
--------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANT'S REPORT ON
FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


Our audits of the consolidated financial statements referred to in our report dated August 31, 2001, of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries, which report and consolidated financial statements are included herein in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Moss Adams LLP

Spokane, Washington
August 31, 2001


                                                                              49
--------------------------------------------------------------------------------

PACIFIC SECURITY FINANCIAL, INC.
SCHEDULE III
Real estate and accumulated depreciation
================================================================================

                                                              July 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amount
                                                                                          Cost              Which
                                                                                      Capitalized         Carried at
                                                                                      Subsequent to        Close of     Accumulated
                 Description                        Encumbrance      Initial Cost       Acquisition         Period     Depreciation
-----------------------------------------------    ------------      ------------     -------------      ------------  -------------
Residential and commercial properties:
   Rental buildings and improvements:
      Spokane, Washington
         10 North Post Street (Peyton Bldg.)      $  2,422,445       $  2,209,343      $  4,328,263      $  6,537,606   $ 2,091,520
         10 South Washington (Hutton Bldg.)          2,482,500          1,498,769         3,879,517         5,378,286     2,211,007
         Broadmoor Apartments                  (2)   2,400,575          1,385,074           664,063         2,049,137     1,139,085
         Pier 1 Building                             1,200,314          1,194,017         2,783,069         3,977,086     1,059,812
         AT&T Wireless Building                        774,283            950,374            22,749           973,123       280,762
         Cornerstone Office Building                 1,466,962          1,558,552            41,463         1,600,015        97,507
         Apex Physical Therapy                         522,937            561,594            34,611           596,205        22,679
         Outback Jacks                                      --            395,000                --           395,000        10,128
      Boise, Idaho
         Calderwood-Overland Building          (1)   1,819,589          1,600,000               825         1,600,825        33,966
         Calderwood-Ardene Building            (1)          --          1,200,000               825         1,200,825        26,549
      Furniture related to above                            --            540,237           990,811         1,531,048       875,305
                                                  ------------       ------------       -----------       -----------   -----------

                                                  $ 13,089,605       $ 13,092,960       $12,746,196       $25,839,156   $ 7,848,320


[RESTUBBED TABLE]


                                  July 31, 2001
--------------------------------------------------------------------------------
                                                                     Life on
                                                                     Which
                                                                  Depreciation
                                                       Date         in Latest
                                                     Acquired        Income

Residential and commercial properties:
   Rental buildings and improvements:
      Spokane, Washington
         10 North Post Street (Peyton Bldg.)           1979       25-40 years
         10 South Washington (Hutton Bldg.)            1979       25-40 years
         Broadmoor Apartments                          1969       40 years
         Pier 1 Building                               1992       25-40 years
         AT&T Wireless Building                        1992       25 years
         Cornerstone Office Building                   1999       25-40 years
         Apex Physical Therapy                         1999       25-40 years
         Outback Jacks                                 2000       25-40 years
      Boise, Idaho
         Calderwood-Overland Building                  2000       25-40 years
         Calderwood-Ardene Building                    2000       25-40 years
      Furniture related to above                      Various         Various

(1) Total obligation of $1,819,589 is secured by two Calderwood properties as noted above.

(2) Total obligation of $2,400,575 is secured by Broadmoor Apartments and Pier 1 Building.

                                                                              50
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                    SCHEDULE III
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
================================================================================


Real estate:
   Balance at beginning of period                                $24,845,276

   Additions during period:
      Purchases and capitalized costs, net                           993,880

   Deductions during period:
      Cost of real estate sold                                            --
                                                                 -----------

         BALANCE AT CLOSE OF PERIOD                              $25,839,156
                                                                 -----------

Accumulated depreciation:
   Balance at beginning of period                                $ 7,061,429
   Depreciation for the year                                         786,891
   Charges to accumulated depreciation related to real
      estate investments sold, net of other adjustments                   --
                                                                 -----------

         BALANCE AT CLOSE OF PERIOD                              $ 7,848,320
                                                                 -----------











                                                                              51
--------------------------------------------------------------------------------

PACIFIC SECURITY FINANCIAL, INC.
SCHEDULE IV
MORTGAGER LOANS ON REAL ESTATE

                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                             to
                                                                                                     Face      Carrying   Delinquent
                                                                                                    Amount      Amount    Principal
                                                        Maturity     Periodic             Prior       of         of          or
              Description              Interest Rate      Date     Payment Terms           Liens   Mortgages   Mortgages  Interest
-------------------------------------  -------------    --------   --------------------   ------  -----------  ---------  ---------
Loan (#2023 Gibson Ind. Plaza)         Prime + 3.50%      2001    Interest only monthly           $ 2,355,068  $ 2,355,068 $      --
Loan (#2014 GLMD Properties)           Prime + 3.50%      2001    Interest only monthly             1,918,504    1,918,504        --
Loan (#2036 Riverwalk)                 Prime + 3.50%      2002    Interest only monthly             1,837,776    1,837,776        --
Loan (#2031 Skyview Bus. Park)         Prime + 3.25%      2001    Interest only monthly             1,485,295    1,485,295        --
Loan (#2016 LCK Hospitality)           Prime + 3.25%      2001    Interest only monthly             1,436,724    1,436,724        --
Loan (#2021 Press Realty Adv)          Prime + 3.00%      2001    Interest only monthly             1,338,802    1,338,802        --
Loan (#2037 Rainbow Diablo)            Prime + 3.25%      2002    Interest only monthly             1,273,554    1,273,554        --
Loan (#2032 Bear Hollow Village)       Prime + 3.75%      2001    Interest only monthly             1,223,864    1,223,864        --
Loan (#2027 Coulter)                   Prime + 4.00%      2001    Interest only monthly             1,082,412    1,082,412        --
Loan (#2005 Clegg Investment)          Prime + 3.25%      2000    Interest only monthly               970,000      970,000   970,000
Real estate contract on apartment                                   $8,164 per month,
   building (East Valley Terrace)      Prime + 2.00%      2006     including interest                 928,692      928,692        --
Loan (Rock Ridge)                      Prime + 4.25%      2000    Interest only monthly               910,630      910,630   910,630
Other mortgage contracts and notes
   receivable, none of which
   individually exceed 3% of the
   total carrying value of mortgages         Various    Various         Various                     9,373,610    8,935,795 1,621,980
                                                                                                 ------------  -----------

                                                                                                 $ 26,134,931  $25,697,116
                                                                                                -------------- -----------

Balance at beginning of period
   Additions during period:                                                                                    $19,713,117
      Mortgage loans originated and
        purchased
      Contract discounts realized                                                                $ 23,064,234
                                                                                                       11,971
                                                                                                --------------
                                                                                                                23,076,205
   Deductions during period:
      Collections of principal and
        contract payoffs                                                                           16,020,406
      Other                                                                                         1,071,800
                                                                                                --------------
                                                                                                                17,092,206
                                                                                                               -----------

         BALANCE AT END OF PERIOD                                                                              $25,697,116
                                                                                                               -----------



52
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
================================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Financial, Inc. has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PACIFIC SECURITY FINANCIAL, INC.
                                     (Registrant)

Dated:    October 25, 2001           By: /s/ David L. Guthrie
       -----------------------           ---------------------------------------
                                         David L. Guthrie
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



         Signature                          Capacity                  Date
------------------------------       -----------------------    ---------------

/s/ David L. Guthrie                 Chief Executive Officer    October 25, 2001
------------------------------       and Director
David L. Guthrie


/s/ Donald J. Migliuri               Secretary-Treasurer        October 25, 2001
------------------------------       Chief Financial Officer
Donald J. Migliuri                   and Director


/s/ Wayne E. Guthrie                 Chairman of the Board of   October 25, 2001
------------------------------       Directors and Director
Wayne E. Guthrie


/s/ Kevin M. Guthrie                 Vice-President and         October 25, 2001
------------------------------       Director
Kevin M. Guthrie


/s/ Constance M. Guthrie             Director                   October 25, 2001
------------------------------
Constance M. Guthrie


/s/ Robert N. Codd                   Director                   October 25, 2001
------------------------------
Robert N. Codd


/s/ Julian Guthrie                   Director                   October 25, 2001
------------------------------
Julian Guthrie







                                                                              53
--------------------------------------------------------------------------------