Form 10-Q
period 2001-10-31
PACIFIC SECURITY COMPANIES
filed 2001-12-14
CIK 203159

United States
                       Securities and exchange commission

                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Washington                                91-0669906
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

          10 North Post Street
           325 Peyton Building
        Spokane, Washington 99201                     (509) 444-7700
     -------------------------------        ------------------------------------
(Address of principal executive offices)       (Registrant's telephone number,
                                                    including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [ X ]    Yes                       [   ]   No

                        Pacific security financial, inc.
                           form 10-Q QUARTERLY report

                                Table of Contents

                              ---------------------


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                            3-5

      Consolidated statement of income                                        5

      Consolidated statement of comprehensive income (loss)                   6

      Consolidated statement of cash flows                                 7-10

      Notes to unaudited financial statements                             10-13

      Results of operations                                                  13

      Signatures                                                             14

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
================================================================================

                                ASSETS


                                                                             October 31,           July 31,
                                                                                2001                 2001
                                                                             -----------         -----------
ASSETS
   Cash and cash equivalents
      Unrestricted                                                           $   368,709         $   619,642
      Restricted                                                                      --              19,480
                                                                             -----------         -----------

                                                                                 368,709             639,122
                                                                             -----------         -----------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                         182,793             186,846
         Unrelated                                                            29,230,464          25,580,270
                                                                             -----------         -----------

                                                                              29,413,257          25,767,116
      Accrued interest                                                           198,095             282,616
      Other                                                                       29,214             121,319
                                                                             -----------         -----------

                                                                              29,640,566          26,171,051
                                                                             -----------         -----------

   Investment in rental properties, net                                       13,538,259          17,990,836
                                                                             -----------         -----------

   Other investments
      Property held for sale and development                                   3,543,250           3,635,184
                                                                             -----------         -----------

   Other assets
      Vehicles and equipment, net                                                 69,518              62,732
      Prepaid and other, net                                                     209,769             251,053
      Taxes                                                                           --               4,681
                                                                             -----------         -----------

                                                                                 279,287             318,466
                                                                             -----------         -----------

         TOTAL ASSETS                                                        $47,370,071         $48,754,659
                                                                             -----------         -----------



                                                                               3
================================================================================

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
================================================================================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           October 31,           July 31,
                                                                              2001                2001
                                                                           -----------         -----------
LIABILITIES
   Notes payable to banks                                                  $20,342,433         $23,487,255
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                           72,958              85,898
      Unrelated                                                              6,103,610           5,971,044
   Debenture bonds                                                          10,125,811          10,166,644
   Accrued expenses and other liabilities
      Related parties                                                          226,760             153,078
      Unrelated                                                                703,883             782,798
   Income taxes                                                                 20,319                  --
   Deferred income taxes                                                     1,167,445             604,870
                                                                           -----------         -----------

                                                                            38,763,219          41,251,587
                                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                           300,000             300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                           --                  --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,104,116 and
         1,110,385 shares                                                    3,312,348           3,331,154
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                     --                  --
   Additional paid-in capital                                                1,830,941           1,830,941
   Retained earnings                                                         3,163,563           2,040,977
                                                                           -----------         -----------

         Total stockholders' equity                                          8,606,852           7,503,072
                                                                           -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $47,370,071         $48,754,659
                                                                           -----------         -----------



See accompanying notes.                                                        4
================================================================================

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

                                                                      Three Months Ended October 31,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     -----------         -----------
Income
   Rental                                                            $   592,465         $   690,915
   Interest, including loan fees of $276,274 and $208,196                936,195             832,571
   Amortization of discounts on real estate contracts                         --               3,692
   Gain on sale of real estate                                         2,145,587                  --
   Other, net                                                              8,998               9,412
                                                                     -----------         -----------

                                                                       3,683,245           1,536,590
                                                                     -----------         -----------

Expense
   Rental operations
      Depreciation and amortization                                      174,411             194,777
      Interest                                                           120,666             150,082
      Other                                                              235,493             259,057
                                                                     -----------         -----------

                                                                         530,570             603,916

   Interest, net of amount capitalized                                   542,357             577,273
   Salaries and commissions                                              397,924             213,764
   General and administrative                                            175,631             182,532
   Depreciation and amortization                                          11,602              10,525
   Provision for loan loss                                               297,000                  --
                                                                     -----------         -----------

                                                                       1,955,084           1,588,010
                                                                     -----------         -----------

         Income (loss) before income tax (benefit) provision           1,728,161             (51,420)

Income tax (benefit) provision                                           587,575             (17,483)
                                                                     -----------         -----------

         NET INCOME (LOSS)                                           $ 1,140,586         $   (33,937)
                                                                     -----------         -----------

Net income per common share basic and diluted                        $      1.03         $      0.35
                                                                     -----------         -----------

Weighted average common shares outstanding basic and diluted           1,106,581           1,138,094
                                                                     -----------         -----------

                                                                               5
================================================================================

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
================================================================================

                                                          Three Months Ended October 31,
                                                          -----------------------------
                                                             2001               2000
                                                          ----------         ----------
Net income (loss)                                         $1,140,586         $  (33,937)
                                                          ----------         ----------

         Other comprehensive income (loss) before
            income taxes                                   1,140,586            (33,937)
                                                          ----------         ----------

         COMPREHENSIVE INCOME (LOSS)                      $1,140,586         $  (33,937)
                                                          ----------         ----------















See accompanying notes.                                                        6
================================================================================

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                         Three Months Ended October 31,
                                                                        --------------------------------
                                                                           2001                  2000
                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                                 $   734,853          $   611,329
   Interest received                                                      1,020,716              780,218
   Cash paid to suppliers and employees                                    (770,832)            (735,681)
   Interest paid, net of amounts capitalized                               (572,972)            (569,009)
   Income taxes paid                                                             --             (250,000)
                                                                        -----------          -----------

         Net cash provided (used) by operating activities                   411,765             (163,143)
                                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sales of real estate                                   548,502                   --
   Collections on contracts, mortgages, finance notes,
      and loans receivable                                                7,170,828            4,614,664
   Origination of loans receivable and investment in contracts,
      mortgages, and finance notes                                       (4,903,020)          (5,232,028)
   Additions to rental properties, property held for sale,
      property under development, vehicles, and equipment                  (255,356)            (582,904)
   Change in restricted investments and cash equivalents                    (19,480)                (129)
                                                                        -----------          -----------

         Net cash provided (used) by investing activities                 2,541,474           (1,200,397)
                                                                        -----------          -----------







                                                                               7
================================================================================

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                   Three Months Ended October 31,
                                                                  --------------------------------
                                                                     2001                 2000
                                                                  -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements                 $(3,144,821)         $ 1,627,411
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                               240,606               20,000
   Payments on installment contracts, mortgage notes,
      and notes payable                                              (120,981)            (163,339)
   Proceeds from sales of debenture bonds                                 506               51,467
   Redemption of debenture bonds                                     (162,156)            (206,573)
   Purchase and retirement of treasury stock                          (18,806)              (3,125)
   Payment of dividends on preferred stock                            (18,000)             (18,000)
                                                                  -----------          -----------

         Net cash provided (used) by financing activities          (3,223,652)           1,307,841
                                                                  -----------          -----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                     (270,413)             (55,699)

Cash and cash equivalents, beginning of year                          639,122              442,208
                                                                  -----------          -----------

Cash and cash equivalents, end of year                            $   368,709          $   386,509
                                                                  -----------          -----------




                                                                               8
================================================================================

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                   Three Months Ended October 31,
                                                                  --------------------------------
                                                                      2001                 2000
                                                                  -----------          -----------
RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES
   Net income (loss)                                              $ 1,140,586          $   (33,937)
   Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
      Depreciation and amortization                                   186,013              205,302
      Deferred income tax provision                                   562,575                   --
      Deferred financing income realized                                   --               (3,692)
      Interest accrued on debenture bonds                             120,818              126,841
      Gain on sales of real estate                                 (2,145,587)                  --
      Provision for loan loss                                         297,000                   --
      Change in assets and liabilities:
         Accrued interest receivable                                   84,521              (52,353)
         Prepaid expenses, net                                         35,034               25,792
         Accrued expense and other liabilities                         13,700              (50,988)
         Income taxes (receivable) payable                             25,000             (267,483)
         Other, net                                                    92,105             (112,625)
                                                                  -----------          -----------

         NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                                  $   411,765          $  (163,143)
                                                                  -----------          -----------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                              $ 5,970,284          $        --
                                                                  -----------          -----------

   Impairment of real estate owned against provision for
      loan losses                                                 $    60,000          $        --
                                                                  -----------          -----------





See accompanying notes.                                                        9
================================================================================

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================


Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Security Financial, Inc. and its subsidiaries (the Company). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 2001, filed with the Securities and Exchange Commission.

The results of operations for the three months ended October 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Business Segment Reporting

Information about the Company's separate continuing business segments as of and for the three months ended October 31, 2001 and 2000, is as follows:

                                                                      Real Estate,
                                                    Commercial        Rental, an
                                                      Lending         Receivables
                                                    Operations        Operations            Total
                                                   ------------       ------------        ----------
2001
   Revenue                                         $   838,617        $ 2,844,628        $ 3,683,245
   Income from operations                              162,049          1,566,112          1,728,161
   Identifiable assets, net                         20,767,944         26,602,127         47,370,071
   Depreciation and amortization                         1,242            184,771            186,013
   Capital expenditures                                 27,231            228,125            255,356

2000
   Revenue                                             743,051            793,539          1,536,590
   Income from operations                              231,921           (283,341)           (51,420)
   Identifiable assets, net                         17,516,295         24,982,375         42,498,670
   Depreciation and amortization                           603            204,699            205,302
   Capital expenditures                                  9,346            573,558            582,904



See accompanying notes.                                                       10
================================================================================

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================


Note 2 - Business Segment Reporting (Continued)

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














                                                                              11
================================================================================

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial condition and liquidity:
At October 31, 2001, the Company had total stockholders' equity of approximately $8,607,000 and a total liabilities to equity ratio of 4.5 to 1, which decreased from 5.5 to 1 at July 31, 2001. During the quarter, the Company's primary sources of funds were approximately $7,171,000 in real estate contract and loan collections, $548,000 in net proceeds from the sales of real estate, and approximately $412,000 from operating activities. The primary uses of funds were approximately $4,903,000 for investments in contracts and loans receivable, approximately $3,187,000 for net debt reduction, and $255,000 for property improvements.

The Company anticipates that cash flows from operations, and the availability of funds under its lines of credit and other banking agreements totaling $27,450,000 of which $20,342,433 was outstanding at October 31, 2001, will be sufficient to provide for the retirement of maturing debentures and mortgage obligations. The Company plans to continue using funds to originate interim and construction loans, to make improvements to its existing rental properties, and to improve property held for sale and development.










                                                                              12
================================================================================

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                           RESULTS OF OPERATIONS
================================================================================


The Company's net income for the quarter ended October 31, 2001, was approximately $1,140,000 compared with a net loss of approximately $34,000 for the quarter ended October 31, 2000. The change was primarily attributable to a $2,146,000 pre-tax gain on sales of real estate in the quarter ended October 31, 2001, which was partially offset by an increase of $297,000 in the provision for loan losses.

Rental income decreased by approximately $98,000 (14.2%) to approximately $592,000 in the quarter ended October 31, 2001, from approximately $691,000 in 2000. This decrease primarily resulted from reduced rents from two properties sold during the quarter and increased vacancies.

Rental property expenses were approximately $73,000 (12.1%) lower in 2001 than for the comparable three months in 2000. This decrease was due to decreased interest expense of $29,416 (19.6%), decreased operating expense of $23,564 (9.1%), and decreased depreciation of $20,366 (10.4%).

Salaries and commissions were approximately $184,000 (86.2%) higher for the quarter ended October 31, 2001, than the comparable three months in 2000 due to bonuses paid in 2001.

Interest income and amortized discount increased approximately $100,000 (11.9%) for the three months ended October 31, 2001, compared with the similar period in 2000 as the outstanding balance in contracts and loans receivable increased during the period and interest on some past due nonaccrued loans was collected.

General and administrative expense decreased approximately $7,000 (3.8%) for the three months ended October 31, 2001, compared with the comparable period in 2000.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $35,000 (6.0%) in the first quarter of 2001 compared with the comparable 2000 period primarily due to the decrease in the rate of interest charged on bank borrowings tied to prime.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34% in 2001 and 2000.

Part II.  Other Information

Items 1, 2, 3, 4, and 5 - Not applicable



                                                                              13
================================================================================

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Financial, Inc.



/s/ David L. Guthrie
----------------------------------------------------------------
David L. Guthrie
President/Chief Executive Officer

/s/ Donald J. Migliuri
----------------------------------------------------------------
Donald J. Migliuri
Secretary-Treasurer


Date: December 14, 2001











                                                                              14
================================================================================