Form 10-Q
period 2002-01-31
PACIFIC SECURITY COMPANIES
filed 2002-03-18
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGEACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 Washington                              91-0669906
                 ----------                              ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

            10 North Post Street
             325 Peyton Building
          Spokane, Washington 99201                    (509) 444-7700
          -------------------------                    --------------
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

                                Table of Contents
                                _________________



CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                         1-2

      Consolidated statement of operations                                 3

      Consolidated statement of comprehensive income (loss)                4

      Consolidated statement of cash flows                               5-7

      Notes to unaudited financial statements                            8-9


Item 2. Management's discussion and analysis of financial condition and results of operations

      Financial condition and liquidity                                   10

      Results of operations                                            11-12


Item 3.  Qualitative and quantitative disclosures about
market risk                                                               13


Item 5.  Other information                                                13


Signatures                                                                14

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                                      January 31,      July 31,
                                                                                                         2002            2001
                                                                                                         ----            ----

ASSETS
   Cash and cash equivalents
      Unrestricted                                                                                   $   255,522     $   619,642
      Restricted                                                                                            --            19,480
                                                                                                     -----------     -----------

                                                                                                         255,522         639,122
                                                                                                     -----------     -----------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                                                 178,007         186,846
         Unrelated                                                                                    31,182,665      25,580,270
                                                                                                     -----------     -----------

                                                                                                      31,360,672      25,767,116
      Accrued interest                                                                                   245,008         282,616
      Other                                                                                               43,602         121,319
                                                                                                     -----------     -----------

                                                                                                      31,649,282      26,171,051
                                                                                                     -----------     -----------


   Investment in rental properties, net                                                               13,165,536      17,990,836
                                                                                                     -----------     -----------


   Other investments
      Property held for sale and development                                                           3,305,656       3,635,184
                                                                                                     -----------     -----------


   Other assets
      Vehicles and equipment, net                                                                         75,437          62,732
      Prepaid and other, net                                                                             186,766         251,053
      Taxes                                                                                                 --             4,681
                                                                                                     -----------     -----------

                                                                                                         262,203         318,466
                                                                                                     -----------     -----------

         TOTAL ASSETS                                                                                $48,638,199     $48,754,659
                                                                                                     ===========     ===========



                                                                               1
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                     January 31,        July 31,
                                                                                                         2002            2001
                                                                                                         ----            ----

LIABILITIES
   Notes payable to banks                                                                            $22,448,318     $23,487,255
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                                                     64,205          85,898
      Unrelated                                                                                        6,016,498       5,971,044
   Debenture bonds                                                                                     9,947,726      10,166,644
   Accrued expenses and other liabilities
      Related parties                                                                                    131,124         153,078
      Unrelated                                                                                          646,674         782,798
   Income taxes                                                                                              319            --
   Deferred income taxes                                                                               1,021,801         604,870
                                                                                                     -----------     -----------

                                                                                                      40,276,665      41,251,587
                                                                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                                                     300,000         300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                                                   --              --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,104,116 and
         1,110,385 shares                                                                              3,311,886       3,331,154
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                                             --              --
   Additional paid-in capital                                                                          1,830,941       1,830,941
   Retained earnings                                                                                   2,918,707       2,040,977
                                                                                                     -----------     -----------

         Total stockholders' equity                                                                    8,361,534       7,503,072
                                                                                                     -----------     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $48,638,199     $48,754,659
                                                                                                     ===========     ===========




See accompanying notes.                                                        2
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                          Three Months Ended January 31,     Six Months Ended January 31,
                                           ----------------------------      ---------------------------
                                                2002             2001             2002           2001
                                           ----------------------------      ---------------------------
Income
   Rental                                  $   334,941      $   661,259      $   927,406     $ 1,352,174
   Interest, including loan fees of
      $244,777 and $277,285
      and $521,051 and $485,481                814,993        1,073,726        1,751,188       1,909,989
   Gain (loss) on sale of real estate         (155,769)          (6,793)       1,989,818          (6,793)
   Other, net                                    2,259           10,506           11,257          19,918
                                           -----------      -----------      -----------     -----------

                                               996,424        1,738,698        4,679,669       3,275,288
                                           -----------      -----------      -----------     -----------

Expense
   Rental operations
      Depreciation and amortization            127,823          194,968          302,234         389,745
      Interest                                 117,753          143,234          238,419         293,316
      Other                                    168,127          259,696          403,620         518,753
                                           -----------      -----------      -----------     -----------

                                               413,703          597,898          944,273       1,201,814

   Interest, net of amount capitalized         496,809          695,141        1,039,166       1,272,414
   Salaries and commissions                    225,306          236,781          623,230         450,545
   General and administrative                  137,427          131,668          313,058         314,200
   Depreciation and amortization                11,473           10,774           23,075          21,299
   Provision for loan loss                      82,207             --            379,207            --
                                           -----------      -----------      -----------     -----------

                                             1,366,925        1,672,262        3,322,009       3,260,272
                                           -----------      -----------      -----------     -----------

         Income (loss) before income
            tax (benefit) provision           (370,501)          66,436        1,357,660          15,016

Income tax (benefit) provision                (125,644)          22,589          461,931           5,106
                                           -----------      -----------      -----------     -----------

         NET INCOME (LOSS)                 $  (244,857)     $    43,847      $   895,729     $     9,910
                                           ===========      ===========      ===========     ===========

Net income per common share
   basis and diluted                       $     (0.22)     $      0.04      $      0.81     $      0.01
                                           ===========      ===========      ===========     ===========

Weighted-average common shares
   outstanding basic and diluted             1,104,096        1,135,812        1,105,336       1,136,953
                                           ===========      ===========      ===========     ===========



                                                                               3
--------------------------------------------------------------------------------

                              PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------


                                          Three Months Ended January 31,     Six Months Ended January 31,
                                           ----------------------------      ---------------------------
                                                2002             2001             2002           2001
                                           ----------------------------      ---------------------------


Net income (loss)                          $  (244,857)     $    43,847     $   895,729     $     9,910
                                           -----------      -----------     -----------     -----------

         Other comprehensive income
            (loss) before income taxes        (244,857)          43,847         895,729           9,910
                                           -----------      -----------     -----------     -----------

         COMPREHENSIVE
            INCOME (LOSS)                  $  (244,857)     $    43,847     $   895,729     $     9,910
                                           ===========      ===========     ===========     ===========




See accompanying notes.                                                        4
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         Six Months Ended January 31,
                                                                        ------------------------------
                                                                             2002               2001
                                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                                 $  1,079,101      $  1,330,765
   Interest received                                                       1,788,796         1,837,353
   Cash paid to suppliers and employees                                   (1,395,701)       (1,311,716)
   Interest paid, net of amounts capitalized                              (1,065,574)       (1,224,029)
   Income taxes paid                                                         (40,000)         (270,000)
                                                                        ------------      ------------

         Net cash provided (used) by operating activities                    366,622           362,373
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities                                            --              41,724
   Proceeds from sales of real estate and fixed assets                       520,216            61,437
   Collections on contracts, mortgages, finance notes, and loans
      receivable                                                           8,784,851         4,792,010
   Investment in contracts, mortgages, notes, and loans
      receivable                                                          (8,018,334)      (11,979,423)
   Additions to rental properties, property held for sale, property
      under development, vehicles, and equipment                            (439,816)         (997,970)
   Change in restricted investments and cash equivalents                     (19,480)             (369)
                                                                        ------------      ------------

         Net cash provided (used) by investing activities                    827,437        (8,082,591)
                                                                        ------------      ------------



                                                                               5
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Six Months Ended January 31,
                                                              ----------------------------
                                                                   2002             2001
                                                              ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements             $(1,043,870)     $ 8,040,720
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                           200,000          910,013
   Payments on installment contracts, mortgage notes,
      and notes payable                                          (176,239)        (910,422)
   Proceeds from sales of debenture bonds                          22,800          112,447
   Redemption of debenture bonds                                 (543,081)        (330,390)
   Purchase and retirement of common stock                        (19,269)         (29,340)
   Payment of dividends on preferred stock                        (18,000)         (18,000)
                                                              -----------      -----------

         Net cash provided (used) by financing activities      (1,577,659)       7,775,028
                                                              -----------      -----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                 (383,600)          54,810

Cash and cash equivalents, beginning of year                      639,122          442,208
                                                              -----------      -----------

Cash and cash equivalents, end of year                        $   255,522      $   497,018
                                                              ===========      ===========




                                                                               6
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Six Months Ended January 31,
                                                                       ----------------------------
                                                                           2002             2001
                                                                       ----------------------------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                          $   895,730      $     9,910
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                        325,309          411,044
      Deferred income tax benefit                                          416,931          (41,700)
      Deferred financing income realized                                      --             (6,920)
      Interest accrued on debenture bonds                                  301,363          279,079
      (Gain) loss on sales of real estate                               (1,989,818)           6,793
      Provision for loan loss                                              379,207             --
      Change in assets and liabilities:
         Accrued interest receivable                                        37,608          (65,715)
         Prepaid expenses                                                   57,787           (9,346)
         Accrued expense                                                  (139,145)          35,038
         Income taxes (receivable) payable                                   5,000         (223,194)
         Other, net                                                         82,651          (32,616)
                                                                       -----------      -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   372,623      $   362,373
                                                                       ===========      ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                                   $ 6,679,280      $      --
                                                                       ===========      ===========

   Property held for sale and development acquired in satisfaction
      for defaulted loan receivable                                    $      --        $ 1,065,804
                                                                       ===========      ===========

   Impairment of real estate owned against provision for
      loan loss                                                        $    60,000      $      --
                                                                       ===========      ===========


See accompanying notes.                                                        7
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pacific Security Financial, Inc. and its subsidiaries (the Company). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 2001, filed with the Securities and Exchange Commission.

The results of operations for the six months ended January 31, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the six months ended January 31, 2002 and 2001, is as follows:

                                                   Real Estate,
                                    Commercial     Rental, and
                                      Lending      Receivables
                                    Operations      Operations           Total
                     ------------------------------------------------------------

2002
   Revenue                        $  1,494,316     $  3,185,353      $  4,679,669
   Income from operations              306,390        1,051,270         1,357,660
   Identifiable assets, net         22,113,353       26,524,846        48,638,199
   Depreciation and amortization         2,485          322,824           325,309
   Capital expenditures                 40,414          399,402           439,816

2001
   Revenue                        $  1,712,934     $  1,562,354      $  3,275,288
   Income from operations              544,495         (529,479)           15,016
   Identifiable assets, net         23,308,591       24,941,965        48,250,556
   Depreciation and amortization         1,376          409,668           411,044
   Capital expenditures                 10,655          987,315           997,970


                                                                              8
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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


                                                                              9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:
At January 31, 2002, the Company had total stockholders' equity of approximately $8,362,000 and a total liabilities to equity ratio of 4.8 to 1, which decreased from 5.5 to 1 at July 31, 2001. During the quarter, the Company's primary sources of funds were approximately $8,785,000 in real estate contract and loan collections, $520,000 in net proceeds from the sales of real estate, and approximately $366,000 from operating activities. The primary uses of funds were approximately $8,018,000 for investments in contracts and loans receivable, approximately $1,540,000 for net debt reduction, and $440,000 for property improvements.

The Company's sources of liquidity traditionally have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division who has capped the amount of debentures the Company may sell or by the individual banks through debt equity ratio covenants included in the lines of credit loan agreements.

An additional source of liquidity is the sale of participation interests in certain loans originated by the Company. The total of these non-recourse participations was $4,720,000 at January 31, 2002, and $6,686,000 at July 31, 2001.

At January 31, 2002, available funds under its lines of credit and other banking agreements totaled $25,052,000 of which $22,448,318 was outstanding. The remaining unused portions of the lines of credit are fully available to the Company to meet operational needs. Additionally, the Company anticipates that cash flows from operations will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.


                                                                              10
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (THREE MONTHS):
The Company's net loss for the quarter ended January 31, 2002, was approximately $245,000 compared with net income of approximately $44,000 for the quarter ended January 31, 2001. The change was primarily attributable to a $156,000 pre-tax loss on sales of real estate in the quarter ended January 31, 2002, an increase of $82,000 in the provision for loan losses, and a reduction of $142,000 in net rental income.

Rental income decreased by approximately $326,000 (49.3%) to approximately $335,000 in the quarter ended January 31, 2002, from approximately $661,000 in 2001. This decrease primarily resulted from reduced rents from properties sold during the year and increased vacancies.

Rental property expenses were approximately $184,000 (30.8%) lower in 2002 than for the comparable six months in 2001. This decrease was due to decreased interest expense of $25,481 (17.7%), decreased operating expense of $91,569 (35.2%), and decreased depreciation of $67,145 (34.4%).

Salaries and commissions were approximately $11,000 (4.6%) lower for the quarter ended January 31, 2002, than the comparable three months in 2001 due to lower commissions paid in 2002.

Interest income and amortized discount decreased approximately $259,000 (24.0%) for the three months ended January 31, 2002, compared with the similar period in 2001 as the variable interest rate on contracts and loans receivable decreased during the period and interest on some past due loans went to nonaccrual status.

General and administrative expense increased approximately $6,000 (4.6%) for the three months ended January 31, 2002, compared with the same period in 2001.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $198,000 (28.5%) in the first quarter of 2002 compared with the same 2001 period primarily due to the decrease in the rate of interest charged on bank borrowings tied to prime.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34.0% in 2002 and 2001.

RESULTS OF OPERATIONS (SIX MONTHS):
The Company's net income for the six months ended January 31, 2002, was approximately $896,000 compared with net income of approximately $10,000 for the six months ended January 31, 2001. The increase was primarily attributable to approximately $1,990,000 in gain on sales of real estate in 2002 compared to a loss of $7,000 in 2001, which was partially offset by a decrease of $167,000 in net rental income and increase of $379,000 in the provision for loan losses.

                                                                              11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Rental income decreased approximately $425,000 (31.4%) in the six months ended January 31, 2002, from 2001. This primarily resulted from decreased rents due to sales of rental properties, including an apartment complex and an office building in October 2001.

Rental property expense was approximately $258,000 (21.4%) lower in 2002 than for the comparable six months in 2001. This resulted from decreased operating expense of $115,133 (22.1%), decreased interest expense of $54,897 (18.7%), and a decrease in depreciation of $87,511 (22.4%).

Interest income and amortized discount was approximately $159,000 (8.3%) less for the six months ended January 31, 2002, compared with the similar period in 2001 as interest earned on the average outstanding balance in contracts and notes receivable decreased during the period, primarily due to lower interest rates and fewer new loans originated by Cornerstone Realty Advisors.

Salaries and commissions were approximately $173,000 (38.4%) higher in the six months ended January 31, 2002, than for the comparable six months in 2001, primarily because of bonuses paid to Company officers in the current fiscal year.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was approximately $233,000 (18.3%) less in 2002 than in 2001 primarily due to a decrease in interest rates on borrowings tied to bank prime rates.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34.0% in 2002 and 2001.

                                                                              12
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that there has been a material change in its market risk since the end of its last fiscal year.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 6 - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

At a special meeting of the Board of Directors on March 7, 2002, David L. Guthrie was elected Chairman of the Board, replacing Wayne E. Guthrie who retained the title Chairman of the Board Emeritus.

                                                                              13
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Financial, Inc.



/s/ David L. Guthrie
---------------------------------
David L. Guthrie
President/Chief Executive Officer
March 15, 2002


/s/ Donald J. Migliuri
---------------------------------
Donald J. Migliuri
Secretary-Treasurer
March 15, 2002


                                                                              14
--------------------------------------------------------------------------------