Form 10-Q
period 2002-04-30
PACIFIC SECURITY COMPANIES
filed 2002-06-14
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                          Commission file number 0-6673


                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                                     91-0669906
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


            10 North Post Street
            325 Peyton Building
          Spokane, Washington 99201                      (509) 444-7700
   --------------------------------------         ------------------------------
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

                   [X]   Yes                [ ]   No

                        PACIFIC SECURITY FINANCIAL, INC.
                           FORM 10-Q QUARTERLY REPORT

                                Table of Contents

                             ----------------------


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                        1-2

      Consolidated statement of operations                                3

      Consolidated statement of comprehensive income (loss)               4

      Consolidated statement of cash flows                              5-7

      Notes to unaudited financial statements                           8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Financial condition and liquidity                                  10

      Results of operations                                           12-13


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET RISK                                                              14


ITEM 5.  OTHER INFORMATION                                               14


SIGNATURES                                                               15


                                                PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------

                                              ASSETS

                                                                         April 30,     July 31,
                                                                           2002          2001
                                                                       -----------   -----------
ASSETS
   Cash and cash equivalents
      Unrestricted                                                     $   185,229   $   619,642
      Restricted                                                                --        19,480
                                                                       -----------   -----------

                                                                           185,229       639,122
                                                                       -----------   -----------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                   172,137       186,846
         Unrelated                                                      30,379,430    25,580,270
                                                                       -----------   -----------

                                                                        30,551,567    25,767,116
      Accrued interest                                                     213,258       282,616
      Other                                                                 49,251       121,319
                                                                       -----------   -----------

                                                                        30,814,076    26,171,051
                                                                       -----------   -----------

   Investment in rental properties, net                                 12,554,691    17,990,836
                                                                       -----------   -----------

   Other investments
      Property held for sale and development                             3,291,027     3,635,184
                                                                       -----------   -----------

   Other assets
      Vehicles and equipment, net                                           70,932        62,732
      Prepaid and other, net                                               163,610       251,053
      Taxes                                                                     --         4,681
                                                                       -----------   -----------

                                                                           234,542       318,466
                                                                       -----------   -----------

         TOTAL ASSETS                                                  $47,079,565   $48,754,659
                                                                       ===========   ===========

                                                                                                1
-------------------------------------------------------------------------------------------------


                                                PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          April 30,      July 31,
                                                                            2002          2001
                                                                        -----------   -----------

LIABILITIES
   Notes payable to banks                                               $22,215,845   $23,487,255
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                        46,391        85,898
      Unrelated                                                           5,265,010     5,971,044
   Debenture bonds                                                       10,015,026    10,166,644
   Accrued expenses and other liabilities
      Related parties                                                       169,157       153,078
      Unrelated                                                             728,735       782,798
   Income taxes                                                                 319            --
   Deferred income taxes                                                    773,456       604,870
                                                                        -----------   -----------

                                                                         39,213,939    41,251,587
                                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                        300,000       300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                        --            --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,085,092 and
         1,110,385 shares                                                 3,255,275     3,331,154
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                  --            --
   Additional paid-in capital                                             1,830,941     1,830,941
   Retained earnings                                                      2,476,410     2,040,977
                                                                        -----------   -----------

         Total stockholders' equity                                       7,862,626     7,503,072
                                                                        -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $47,076,565   $48,754,659
                                                                        ===========   ===========


See accompanying notes.                                                                         2
-------------------------------------------------------------------------------------------------


                                                                     PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                                  CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended April 30,          Nine Months Ended April 30,
                                                 -------------------------------        ------------------------------
                                                     2002                2001               2002               2001
                                                 -----------         -----------        -----------        -----------
Income
   Rental                                        $   307,407         $   678,438        $ 1,234,813        $ 2,030,612
   Interest, including loan fees of
      $140,726 and $298,017
      and $661,777 and $783,498                      680,397           1,070,988          2,431,585          2,980,977
   Gain (loss) on sale of real estate                (75,238)                 --          1,914,580             (6,793)
   Other, net                                          4,871               6,480             16,128             26,398
                                                 -----------         -----------        -----------        -----------

                                                     917,437           1,755,906          5,597,106          5,031,194
                                                 -----------         -----------        -----------        -----------

Expense
   Rental operations
      Depreciation and amortization                  116,273             196,082            418,507            585,827
      Interest                                        93,507             137,866            331,926            431,182
      Other                                          151,064             264,698            554,684            783,451
                                                 -----------         -----------        -----------        -----------

                                                     360,844             598,646          1,305,117          1,800,460

   Interest, net of amount capitalized               481,373             716,483          1,520,539          1,988,897
   Salaries and commissions                          215,475             243,537            838,705            694,082
   General and administrative                        167,236             119,553            480,294            433,753
   Depreciation and amortization                      11,998              10,950             35,073             32,249
   Provision for loan loss                           351,152              20,000            730,359             20,000
                                                 -----------         -----------        -----------        -----------

                                                   1,588,078           1,709,169          4,910,087          4,969,441
                                                 -----------         -----------        -----------        -----------

         Income (loss) before income
            tax (benefit) provision                 (670,641)             46,737            687,019             61,753

Income tax (benefit) provision                      (228,345)             15,890            233,586             20,996
                                                 -----------         -----------        -----------        -----------

         NET INCOME (LOSS)                       $  (442,296)        $    30,847        $   453,433        $    40,757
                                                 ===========         ===========        ===========        ===========

Net income per common share
   basis and diluted                             $     (0.40)        $      0.03        $      0.41        $      0.04
                                                 ===========         ===========        ===========        ===========

Weighted-average common shares
   outstanding basic and diluted                   1,100,791           1,125,047          1,103,821          1,132,984
                                                 ===========         ===========        ===========        ===========


                                                                                                                     3
----------------------------------------------------------------------------------------------------------------------


                                                                      PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
-----------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended April 30,          Nine Months Ended April 30,
                                                    -----------------------------        ------------------------------
                                                     2002               2001               2002               2001
                                                    ---------           ---------          ---------          ---------
Net income (loss)                                   $(442,296)          $  30,847          $ 453,433          $  40,757
                                                    ---------           ---------          ---------          ---------

         Other comprehensive income
            (loss) before income taxes               (442,296)             30,847            453,433             40,757
                                                    ---------           ---------          ---------          ---------

         COMPREHENSIVE
            INCOME (LOSS)                           $(442,296)          $  30,847          $ 453,433          $  40,757
                                                    =========           =========          =========          =========


See accompanying notes.                                                                                               4
-----------------------------------------------------------------------------------------------------------------------


                                                  PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------

                                                                      Nine Months Ended April 30,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                               $  1,396,636    $  2,030,501
   Interest received                                                     2,500,942       2,941,088
   Cash paid to suppliers and employees                                 (1,799,681)     (1,952,331)
   Interest paid, net of amounts capitalized                            (1,533,176)     (1,934,968)
   Income taxes paid                                                       (60,000)       (295,000)
                                                                      ------------    ------------

         Net cash provided by operating activities                         504,721         789,290
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities                                            --          41,724
   Proceeds from sales of real estate and fixed assets                   1,295,952          61,437
   Collections on contracts, mortgages, finance notes, and loans
      receivable                                                        11,818,670       8,640,949
   Investment in contracts, mortgages, notes, and loans
      receivable                                                       (10,652,280)    (16,953,451)
   Additions to rental properties, property held for sale, property
      under development, vehicles, and equipment                          (724,751)     (1,568,550)
   Change in restricted investments and cash equivalents                   (19,480)            771
                                                                      ------------    ------------

         Net cash provided (used) by investing activities                1,718,111      (9,777,120)
                                                                      ------------    ------------


                                                                                                  5
---------------------------------------------------------------------------------------------------


                                                   PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------

                                                                         Nine Months Ended April 30,
                                                                        --------------------------
                                                                            2002          2001
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements                       $(1,271,410)   $ 9,048,590
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                                     200,000      1,277,214
   Payments on installment contracts, mortgage notes,
      and notes payable                                                    (947,475)      (955,206)
   Proceeds from sales of debenture bonds                                    31,009        190,470
   Redemption of debenture bonds                                           (594,970)      (430,204)
   Purchase and retirement of common stock                                  (75,879)       (39,457)
   Payment of dividends on preferred stock                                  (18,000)       (18,000)
                                                                        -----------    -----------

         Net cash provided (used) by financing activities                (2,676,725)     9,073,407
                                                                        -----------    -----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                           (453,893)        85,577

Cash and cash equivalents, beginning of year                                639,122        442,208
                                                                        -----------    -----------

Cash and cash equivalents, end of period                                $   185,229    $   527,785
                                                                        ------------   ------------


See accompanying notes.                                                                            6
----------------------------------------------------------------------------------------------------


                                                  PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------

                                                                        Nine Months Ended April 30,
                                                                        --------------------------
                                                                            2002          2001
                                                                        -----------    -----------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                           $   453,433    $    40,757
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                         434,830        618,076
      Deferred income tax benefit                                           168,586        (41,700)
      Deferred financing income realized                                         --         (9,933)
      Interest accrued on debenture bonds                                   412,343        396,897
      (Gain) loss on sales of real estate                                (1,914,581)         6,793
      Provision for loan loss                                               730,359         20,000
      Change in assets and liabilities:
         Accrued interest receivable                                         69,357        (29,956)
         Prepaid expenses                                                    87,443          6,772
         Accrued expense                                                    (19,051)        47,803
         Income taxes (receivable) payable                                    5,000       (232,304)
         Other, net                                                          77,002        (33,915)
                                                                        -----------    -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   504,721    $   789,290
                                                                        ===========    ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                                    $ 6,679,280    $        --
                                                                        ===========    ===========

   Property held for sale and development acquired in satisfaction
      for defaulted loan receivable                                     $    58,080    $ 1,065,804
                                                                        ===========    ===========

   Impairment of real estate owned against provision for
      loan loss                                                         $    60,000    $        --
                                                                        ===========    ===========


See accompanying notes.                                                                          7
--------------------------------------------------------------------------------------------------

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

The results of operations for the nine months ended April 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Business Segment Reporting

Information about the Company's separate continuing business segments as of and for the nine months ended April 30, 2002 and 2001, is as follows:

                                                                      Real Estate,
                                                      Commercial      Rental, and
                                                        Lending       Receivables
                                                      Operations      Operations         Total
                                                    ------------    -------------    ------------
2002
   Revenue                                          $  2,007,034    $  3,590,072     $  5,597,106
   Income from operations                                 44,114         642,905          687,019
   Identifiable assets, net                           22,433,863      24,645,702       47,079,565
   Depreciation and amortization                           3,727         328,199          331,926
   Capital expenditures                                   40,414         684,337          724,751

2001
   Revenue                                          $  2,697,467    $  2,333,727     $  5,031,194
   Income (loss) from operations before taxes            823,104        (761,351)          61,753
   Identifiable assets, net                           24,220,718      25,480,537       49,701,255
   Depreciation and amortization                           2,467         615,609          618,076
   Capital expenditures                                   20,449       1,548,101        1,568,550

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

Management decided to dissolve its 100% owned subsidiary, Cornerstone Realty Advisors, Inc., as of its corporation license expiration date of March 31, 2002. Commercial lending activities are now being conducted through the parent company.


                                                                               9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial condition and liquidity:
At April 30, 2002, the Company had total stockholders' equity of approximately $7,863,000 and a total liabilities to equity ratio of 4.99 to 1, which decreased from 5.50 to 1 at July 31, 2001. During the nine months ended April 30, 2002, the Company's primary sources of funds were approximately $11,819,000 in real estate contract and loan collections, $96,000 in net proceeds from the sales of real estate, and approximately $505,000 from operating activities. The primary uses of funds were approximately $10,652,000 for investments in contracts and loans receivable, approximately $2,583,000 for net debt reduction, and $725,000 for property improvements.

The Company's sources of liquidity historically have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division who has capped the amount of debentures the Company may sell or by the individual banks through debt to equity ratio covenants included in the lines of credit loan agreements.

An additional source of liquidity is the issuance of participation interests in certain loans originated by the Company. The total of these non-recourse participations was $3,268,000 at April 30, 2002, and $6,686,000 at July 31, 2001.

At April 30, 2002, the Company's lines of credit and other banking agreements totaled approximately $25,164,000 of which $22,215,845 was outstanding. The remaining unused portions of the lines of credit may not be fully available to the Company to meet operational needs because of a 5 to 1 debt to equity ratio covenant by one of the Company's banks. A second bank has also negotiated a reduction in total line availability from $13.25 million to $11 million effective July 1, 2002. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans. The Company anticipates that cash flows from operations along with real estate and receivable sales will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.

The Company's management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company's position relative to bankruptcy filings by two borrowers subsequent to April 30, 2002, must be assessed.

A provision for loan loss of $245,000 was made on a Bellevue, Washington, loan of approximately $700,000. The Bellevue loan borrower filed for bankruptcy protection on June 6, 2002. The Company is currently assessing its potential for recovery.

                                                                              10
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered.

Several properties securing commercial loans to a single borrower or entities controlled by that borrower in Boise, Idaho, were in the process of foreclosure on April 30, 2002. Subsequent to that date, the Company obtained title to properties collateralizing or cross-collateralizing the loans. Management has provided for estimated losses on these loans by increasing its loan loss allowance by $106,152 to $392,720 against four loans totaling approximately $2,353,000 in principal balances.

Two of the Company's executives made a loan secured by a second mortgage in 2001, behind the first position mortgage of the Company, and ahead of a cross-collateralized third position mortgage held by the Company. The second mortgage was paid off in May 2002, putting the Company in a first and second position. The Company is currently in foreclosure proceedings on its loans.

As a result of a slowdown in economic activity since September 11, 2001, the Company anticipates sales of its real estate, including foreclosed properties, may involve delays and possible losses.

The $700,000 sale of an office building in February 2002 to the Company's president resulted in a reduction of approximately $697,000 in related debt and a loss on sale of real estate of approximately $61,000. It was management's opinion that the purchase price represented fair market value. Legal counsel was advised prior to the transaction and a favorable opinion was obtained.


                                                                              11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of operations (three months):
The Company's net loss for the quarter ended April 30, 2002, was approximately $442,000 compared with net income of approximately $31,000 for the quarter ended April 30, 2001. The change was primarily attributable to a $75,000 pre-tax loss on sales of real estate in the quarter ended April 30, 2002, an increase of $331,000 in the provision for loan losses, a reduction of $155,000 in net interest income, and a reduction of $133,000 in net rental income.

Rental income decreased by approximately $371,000 (54.7%) to approximately $307,000 in the quarter ended April 30, 2002, from approximately $678,000 in 2001. This decrease primarily resulted from reduced rents from properties sold during the year and increased vacancies.

Rental property expenses were approximately $238,000 (39.7%) lower in 2002 than for the comparable three months in 2001. This decrease was due to decreased depreciation expense of $79,809 (40.7%), decreased operating expense of $113,634 (42.9%), and decreased interest of $44,359 (32.2%).

Salaries and commissions were approximately $28,000 (11.5%) lower for the quarter ended April 30, 2002, than the comparable three months in 2001 due to lower commissions paid or accrued in 2002.

Interest income and amortized discount decreased approximately $391,000 (36.5%) for the three months ended April 30, 2002, compared with the similar period in 2001 as the variable interest rate on contracts and loans receivable decreased during the period and interest on some past due loans went to nonaccrual status.

General and administrative expense increased approximately $48,000 (39.9%) for the three months ended April 30, 2002, compared with the same period in 2001, primarily because of legal expense for various matters and loan fee expense increases.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $235,000 (32.8%) in the first quarter of 2002 compared with the same period in 2001 primarily due to the decrease in the rate of interest charged on bank borrowings tied to prime.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34% in 2002 and 2001.

Results of operations (nine months):
The Company's net income for the nine months ended April 30, 2002, was approximately $453,000 compared with net income of approximately $41,000 for the nine months ended April 30, 2001. The increase was primarily attributable to approximately $1,915,000 in gain on sales of real estate in 2002 compared to a loss of $7,000 in 2001, which was partially offset by a decrease of $300,000 in net rental income and increase of $710,000 in the provision for loan losses.

                                                                              12
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Rental income decreased approximately $796,000 (39.2%) in the nine months ended April 30, 2002, from 2001. This primarily resulted from decreased rents due to sales of rental properties, including an apartment complex and an office building in October 2001, a commercial building in January 2002, and an office building in February 2002.

Rental property expense was approximately $495,000 (27.5%) lower in 2002 than for the comparable nine months in 2001. This resulted from decreased operating expense of $228,767 (29.2%), decreased interest expense of $99,256 (23.0%), and a decrease in depreciation of $167,320 (28.6%).

Interest income and amortized discount was approximately $549,000 (18.4%) less for the nine months ended April 30, 2002, compared with the similar period in 2001 as interest earned on the average outstanding balance in contracts and notes receivable decreased during the period, primarily due to lower interest rates and fewer new loans originated by Cornerstone Realty Advisors.

Salaries and commissions were approximately $144,000 (20.8%) higher in the nine months ended April 30, 2002, than for the comparable nine months in 2001, primarily because of bonuses paid to Company officers in the current fiscal year.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was approximately $468,000 (23.5%) less in 2002 than in 2001 primarily due to a decrease in interest rates on borrowings tied to bank prime rates.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34% in 2002 and 2001.


                                                                              13
--------------------------------------------------------------------------------

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

                                                                              14
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Financial, Inc.



/s/ David L. Guthrie
-----------------------------------
David L. Guthrie
President/Chief Executive Officer
June 13, 2002


/s/ Donald J. Migliuri
-----------------------------------
Donald J. Migliuri
Secretary-Treasurer
June 13, 2002



                                                                              15
--------------------------------------------------------------------------------