Form 10-Q/A
period 2002-04-30
PACIFIC SECURITY COMPANIES
filed 2002-06-17
CIK 203159

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
                                                                       ===========   ===========

                                                                                                1
-------------------------------------------------------------------------------------------------


                                                PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          April 30,      July 31,
                                                                            2002          2001
                                                                        -----------   -----------

LIABILITIES
   Notes payable to banks                                               $22,215,845   $23,487,255
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                        46,391        85,898
      Unrelated                                                           5,268,010     5,971,044
   Debenture bonds                                                       10,015,026    10,166,644
   Accrued expenses and other liabilities
      Related parties                                                       169,157       153,078
      Unrelated                                                             728,735       782,798
   Income taxes                                                                 319            --
   Deferred income taxes                                                    773,456       604,870
                                                                        -----------   -----------

                                                                         39,216,939    41,251,587
                                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                        300,000       300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                        --            --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,085,092 and
         1,110,385 shares                                                 3,255,275     3,331,154
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                  --            --
   Additional paid-in capital                                             1,830,941     1,830,941
   Retained earnings                                                      2,476,410     2,040,977
                                                                        -----------   -----------

         Total stockholders' equity                                       7,862,626     7,503,072
                                                                        -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $47,079,565   $48,754,659
                                                                        ===========   ===========


See accompanying notes.                                                                         2
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