Form 10-K
period 2002-07-31
PACIFIC SECURITY COMPANIES
filed 2002-10-29
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-k

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673


                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Washington                                    91-0669906
         ----------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)

            10 North Post Street
             325 Peyton Building
             Spokane, Washington                                      99201
             -------------------                                      -----
  (Address of principal executive offices)                          (Zip code)

  Registrant's telephone number, including
                 area code:                                     (509) 444-7700
                                                                --------------

  Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
                                                          exchange on which
    Title of each class                                      registered
    -------------------                                   -----------------
          None                                                  None


Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value share
                        --------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no regular, established market for trading in the Company's common stock. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not determinable.

On July 31, 2002, the registrant had outstanding 1,084,289 shares of common stock, no par value ($3 stated value) and 3,000 shares of Class A preferred stock, $100 par value.

Documents incorporated by reference:  none.

                        PACIFIC SECURITY FINANCIAL, INC.
                             FORM 10-K ANNUAL REPORT

                                Table of Contents



Part I

      Item 1.  Business                                                                                           1

      Item 2.  Properties                                                                                         2

      Item 3.  Legal proceedings                                                                                  5

      Item 4.  Submission of matters to a vote of security holders                                                6


Part II

      Item 5.  Market for the registrant's common equity and related stockholder matters                          7

      Item 6.  Selected Financial Data                                                                            8

      Item 7.  Management's discussion and analysis of financial condition and results of operations              9

      Item 7A.  Quantitative and qualitative disclosures about market risk                                       13

      Item 8.  Financial statements and supplemental data                                                        15

      Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure              46


Part III

      Item 10.  Directors and executive officers of the registrant                                               47

      Item 11.  Executive compensation                                                                           49

      Item 12.  Security ownership of certain beneficial owners and management                                   50

      Item 13.  Certain relationships and related transactions                                                   50


Part IV

      Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K                                 51

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

Pacific Security Companies was merged into Security Savesco, Inc. as of May 31, 1985. The name of Security Savesco, Inc., the surviving corporation, was changed to Pacific Security Companies (the Company) as of the date of the merger. Pacific Security Companies changed its name to Pacific Security Financial, Inc. in 1999.

Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing, and selling real properties. The merged corporation has continued these activities. Total assets of the Company at July 31, 2002 and 2001, were $44,451,625 and $48,754,659, respectively, and real estate contracts and loans represent approximately 57.0% and 53.0% of the respective asset totals. The Company primarily originates commercial loans. The Company also originates contracts to facilitate the sale of real estate held for sale or development. Some of the Company's contracts have fixed contractual interest rates while commercial (interim and construction) loans generally have variable rates. The total amount invested in real estate contracts and loans of $25,451,896 as of July 31, 2002, is $315,220 less than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 5.9% as of July 31, 2002, and 9.6% as of July 31, 2001. Management continues to emphasize enforcement of the Company's credit and collection policies.

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

The Company has continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. The Company developed certain land for residential development. The project, known as Tanglewood Ranch Park Estates (The Crest) offered approximately 21 ten-acre parcels suitable for home construction. The Company began marketing these parcels in fiscal 1998 and has two parcels remaining for sale at July 31, 2002.

In fiscal 1996, the Company completed construction of Birdies Golf Center (Birdies) and discontinued this operation in fiscal 1999.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS (CONTINUED)

Investment in rental properties totaled $12,811,852 and $17,990,836 as of July 31, 2002 and 2001, respectively. Other real property held for sale and development totaled $4,399,921 and $3,635,184 as of July 31, 2002 and 2001, respectively. In fiscal 2001, the Company began construction of a commercial building containing approximately 13,000 square feet of rentable space, in the Cornerstone Office Park. Leasing efforts have begun but no leases have been obtained as of July 31, 2002. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company has no commitments for additional construction on these properties at this time. The Company will continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold or exchanged for tax purposes in order to minimize and defer the related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

With the Company's sale of certain commercial real estate, rental income has decreased from $2,285,947 in fiscal 2000 to $1,533,476 in fiscal 2002. During the same period, interest income, including the amortization of discounts on real estate contracts, has decreased from 47% of total income in fiscal 2000 to 46% of total income in fiscal 2002. The Company expects to continue originating construction and interim commercial real estate loans and the development, leasing, and sale of commercial real estate in fiscal 2002. There are no contractual commitments other than the remaining remodeling costs associated with improvement for commercial buildings. The Company's fiscal 2002 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2. Properties.

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

As of July 31, 2002, the Company employed approximately 12 people on a full-time equivalent in its office at 10 North Post Street, Spokane, Washington.


ITEM 2.  PROPERTIES

As of July 31, 2002, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES (CONTINUED)

Properties located in Spokane County, Washington, unless otherwise noted:

                                                                                    July 31, 2002
                                                                   -----------------------------------------------
                                                                      Rental/            Net          Mortgage or
     Date                                                           Development       Carrying          Contract
   Acquired                 Description of Property                   Status            Value          Obligation
   --------                 -----------------------                   ------            -----          ----------
COMMERCIAL:

     1979        The Peyton Building at 10 North Post Street     Substantially       $4,814,258      $  2,812,500
                 contains approximately 85,000 square feet of    leased
                 rentable space.  Substantial improvements
                 have been made to the building since its
                 acquisition.  Remodeling of this office
                 building continues as new occupancy
                 warrants.  The Company's offices are located
                 in this building.

     1992        The Pier 1 Building is a commercial             Leased               2,857,084      1,097,084(2)
                 building.  The building has one major tenant,
                 who occupies over 35% of the space, and
                 several other smaller tenants for the
                 remaining space.

     1995        Cornerstone Office Building is the remodeled    Leased               1,458,707         1,466,962
                 Birdies Golf Center, constructed on two acres
                 of the Cornerstone Office Park property.  It
                 has approximately 8,300 square feet of
                 rentable space occupied by two tenants.

     2000        Apex Physical Therapy is a commercial           Leased; sold in        560,302           516,983
                 building constructed by the Company in the      October 2002
                 Cornerstone Office Park.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------


ITEM 2.  PROPERTIES (CONTINUED)

                                                                            July 31, 2002
                                                           -----------------------------------------------
                                                              Rental/               Net          Mortgage or
     Date                                                   Development          Carrying          Contract
   Acquired                 Description of Property           Status               Value          Obligation
   --------                 -----------------------           ------               -----          ----------
COMMERCIAL (CONTINUED):

     2000        Boise, Idaho: Calderwood - Overland          Leased             $1,630,707      $1,819,589(1)
                 Building-commercial building with
                 approximately 10,896 square feet of
                 rentable space.

     2000        Boise, Idaho: Calderwood - Ardene            Leased              1,223,401                (1)
                 Building-commercial building with
                 approximately 8,292 square feet of
                 rentable space.

LAND:

     1990        Cornerstone Office Park and property         Under development;  1,761,326                -
                 consists of approximately 10 remaining       approximately 5
                 acres of land in a location where there      acres sold in
                 has been substantial commercial and          September 2002
                 residential development and construction
                 of office buildings.

     1991        Tanglewood Ranch Park Estates (The Crest)    Being marketed        120,220                -
                 in south Spokane County was acquired
                 through a judicial foreclosure.  The area
                 consisted of approximately 300 acres of
                 undeveloped land.  In fiscal 2002, six
                 lots were sold, leaving two lots available
                 for sale.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------


ITEM 2.  PROPERTIES (CONTINUED)

                                                                                    July 31, 2002
                                                                   -----------------------------------------------
                                                                      Rental/               Net          Mortgage or
     Date                                                           Development          Carrying          Contract
   Acquired                 Description of Property                   Status               Value          Obligation
   --------                 -----------------------                   ------               -----          ----------

     1993        Approximately six acres in Auburn,              Being marketed           $177,092            $  -
                 Washington, zoned for single-family
                 housing were acquired through a
                 foreclosure.

     2000        Calderwood lots (2), Boise, Idaho.              Under development         126,026               -  (1)

     2000        Parkview Real Estate, Twin Falls, Idaho,        Being marketed            907,110               -
                 acquired through a foreclosure.  51 lots and
                 acreage; nine lots were sold, leaving 42 lots
                 available for sale.

     2002        Calderwood Lot 5; 112,983 square feet of        Sold in August            565,000               -
                 vacant commercial land in Boise, Idaho.         2002 for $565,000

     2002        32,856 square feet of vacant commercial land    Being marketed            226,000               -
                 in Boise, Idaho; Calderwood Lots 3, 4, and 6.

     2002        Three residential condominiums, Boise, Idaho.   Being marketed            517,146           307,685
                                                                 and one sold in
                                                                 September 2002

(1) Total obligation of $1,819,589 is secured by two commercial buildings and land as noted above.

(2) Additional obligation of $3,088,586 is secured by contract sale of Broadmoor Apartments and Pier 1 Building.

ITEM 3.  LEGAL PROCEEDINGS

As of July 31, 2002, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A director, Donald J. Migliuri, was re-elected to the Board of Directors and Moss Adams LLP was approved as the Company's outside independent auditor by a vote of the stockholders during the fourth quarter of fiscal 2002.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)      Principle market.

         There is no established market for trading in the Company's common stock. Periodically, the Company will purchase and retire its common stock, but does not solicit such transactions.

(b)      Stock price and dividend information.

         There is no market information relative to the common stock price of the Company's stock as it is not actively traded. No common stock dividends have been declared since 1990.

(c)      Approximate number of holders of common stock.

         Common no par value - 1,003 record holders.

(d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 2002, the Company also has issued 3,000 shares of Class A preferred stock owned by two holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. During the fiscal year ended July 31, 2002, dividends totaling $18,000 were declared and accrued on these shares and paid August 2, 2002. Dividends of $18,000 were paid August 3, 2001, 2000, and 1999.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company's audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                       Year Ended July 31,
                                         --------------------------------------------------------------------------
                                             2002            2001             2000          1999          1998
                                         ------------    ------------    ------------   ------------   ------------
Statement of Operations Data:

   Rental income                         $  1,533,476    $  2,689,799    $  2,285,947   $  2,268,810   $  2,220,979
   Interest income, including loan
      fees                                  3,101,696       3,981,137       2,885,338      2,183,276        963,297
   Gain (loss) on sale of real estate       2,022,192         (24,525)      1,038,694      1,128,628        514,141
   Interest expense, net                    2,429,258       3,148,162       2,364,846      2,208,858      1,580,820
   Income (loss) from continuing
      operations before income taxes         (266,951)        100,888         845,791        853,559       (720,371)
   Net income (loss)                         (176,188)         78,780         561,491        285,342       (596,936)
   Income (loss) applicable to
      common stockholders                    (212,188)         78,780         543,491         57,342       (757,936)
   Income (loss) per common share -
      basic and diluted                         (0.19)           0.07            0.48           0.05          (0.48)
                                         ============    ============    ============   ============   ============

   Cash dividends per common share                 --              --              --             --             --
   Weighted-average number of
      common shares outstanding             1,099,105       1,128,469       1,139,232      1,161,677      1,591,484

Balance Sheet Data (at year end):

   Contracts, mortgages, finance
      notes, and loans receivable, net   $ 25,451,896    $ 25,767,116    $ 19,713,117   $ 17,923,329   $ 11,149,009
   Total assets                            44,451,625      48,754,659      40,416,395     35,946,222     30,940,293
   Notes and contracts payable             25,103,907      29,544,197      21,234,496     17,421,385     12,255,178
   Debentures                               9,996,954      10,166,644       9,867,649      9,643,548      9,839,936
   Stockholders' equity                     7,212,596       7,503,072       7,500,785      6,980,693      6,647,479
   Book value per common share                   6.38            6.49            6.32           5.80           5.67
                                         ============    ============    ============   ============   ============

   Shares used to calculate book
      value per common share                1,084,289       1,110,385       1,138,796      1,152,533      1,172,488


                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

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

The Company engages in financing real estate collateralized contracts and loans, originating construction and interim loans, acquiring real estate that is either held for sale or developed and leased or sold, and operating rental properties as its primary activities. In fiscal 1999, the Company expanded its lending activities associated with interim construction loans. During the past two years, the Company has also focused on the development and leasing of its rental properties as demand for the available space in these projects has increased. Much of the Company's development of the commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for a new tenant and structural changes as required by current building codes. The Company also constructed a new building in the Cornerstone Office Park in fiscal year 2000. This building is fully leased to a tenant who did not exercise an option to buy the building. The Company began construction of an additional building in the Cornerstone Office Park in fiscal 2001 which has not yet been leased.

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

The Company finances its investments in real estate and loans primarily through collateralized line of credit arrangements with local banks, real estate notes, or mortgages, and the sale of fixed rate debentures with terms ranging from one to ten years. The Company may not be able to continue using these funding sources in the future.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
For the years ended July 31, 2002, 2001, and 2000, the Company's net income
(loss) was approximately $(176,000), $79,000, and $561,000, respectively. Due to dividends on the preferred stock, the income (loss) applicable to common stockholders was approximately $(212,000), $79,000, and $543,000 in fiscal 2002, 2001, and 2000, respectively.

Rental real estate revenues have decreased primarily because of sales of rental properties. Total rental income has decreased from approximately $2,286,000 in fiscal 2000 to $1,533,000 in fiscal 2002.

The total interest income, including loan fees and amortization of discounts on acquired real estate contracts and loans, has decreased from approximately $3,993,000 and $2,958,000 in fiscal 2001 and 2000, respectively, to approximately $3,102,000 in fiscal 2002. This decrease corresponds directly with the decrease in the Company's origination of construction and interim commercial loans. In the last half of fiscal 2002, the Company discontinued originating new commercial real property construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. Loan fees of $741,000 have declined as the new loan portfolio has declined in fiscal 2002. Loan fees were $1,053,000 and $600,000 in fiscal 2001 and 2000, respectively. Net interest income without loan fees was approximately $356,000 in fiscal year 2002 compared with $352,000 and $347,000 in fiscal 2001 and 2000, respectively.

The Company had a gain of approximately $2,022,000 from real estate sales in fiscal 2002 compared with a loss of approximately $25,000 in fiscal 2001 and a gain of $1,039,000 in fiscal 2000.

The Company anticipates that it will continue to recognize gains and losses both on the sale of real estate acquired through foreclosure and real estate acquired for resale.

The expenses associated with rental operations have decreased to approximately $1,703,000 in fiscal 2002 from approximately $2,396,000 in fiscal 2001 and $1,996,000 in fiscal 2000. The rental activities of the Company are expected to continue to contribute to its operations, but sales of rental properties have more than offset rental increases from newly-acquired or newly-constructed properties.

Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $2,005,000, $2,588,000, and $2,011,000 in fiscal 2002, 2001, and 2000, respectively. In fiscal 2000 and through the first half of fiscal 2002, outstanding borrowings increased significantly due to advances drawn under the Company's lines of credit to fund the origination of construction and interim loans. Decreased borrowings and lower interest rates resulted in the decrease in interest expense in fiscal 2002.

Salaries and commissions have increased for the last three fiscal years approximately to $1,121,000 in fiscal 2002, $901,000 in fiscal 2001 and $890,000 in fiscal 2000.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):
General and administrative expenses in fiscal 2002 were approximately $667,000 compared with $589,000 in fiscal 2001 and $452,000 in fiscal 2000 primarily due to the growth of the Company's commercial lending activities.

The Company's effective income tax rate as a percentage of income (loss) from continuing operations before income taxes was 34% in fiscal 2002, compared to a provision of 22% and 34% in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
At July 31, 2002, the Company had total stockholders' equity of approximately $7,213,000 and a total liabilities to equity ratio of 5.16 to 1, which decreased from 5.5 to 1 the year before. The decrease in this ratio was primarily due to the decrease in bank borrowings to fund new interim and construction loans in fiscal 2002. In fiscal 2002, the Company's primary sources of funds were approximately $15,894,000 in real estate contract collections, $1,762,000 from real estate sales, and $202,000 from net note borrowings. The primary uses of funds were approximately $1,195,000 used for acquisition and improvement of real estate projects, $11,670,000 used to originate new loans and acquire new contracts, $712,000 net in repayment of maturing debentures, and approximately $4,648,000 in net repayment of bank line borrowings. As a shareholder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat delayed to the extent that a portion of the Company's investment in real estate contracts and established real estate leases have fixed returns, as do the Company's debentures. The interim and construction loans originated by the Company have variable interest rates and are primarily funded by variable interest rate loans so that the spread between the loans receivable interest rate and debt interest rate is maintained regardless of whether rates are increasing or decreasing. The Company will be affected by changes in the real estate market in Washington and other western states where it originates loans.

The Company's sources of liquidity historically have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division who has capped the amount of debentures the Company may sell or by the individual banks through restrictive covenants included in the lines of credit loan agreements.

An additional source of liquidity is the issuance of participation interests in certain loans originated by the Company. The total of these non-recourse participations was $3,495,000 at July 31, 2002, and $6,686,000 at July 31, 2001.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):
At July 31, 2002, the Company's lines of credit and other banking agreements totaled approximately $19,813,000 of which $16,439,000 was outstanding. The remaining unused portions of the lines of credit may not be fully available to the Company to meet operational needs because of violations of covenants at two of the Company's banks. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans. The Company anticipates that cash flows from operations along with real estate and receivable sales will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.

The Company's management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company's position relative to bankruptcy filings by three borrowers must be assessed.

The provision for loan losses increased to approximately $1,408,000 in fiscal 2002 compared with approximately $70,000 in fiscal 2001 and $120,000 in fiscal 2001 as the slowing economy resulted in some loan defaults and foreclosures. Write offs increased to approximately $941,000 in fiscal 2002 compared with approximately $70,000 in fiscal 2001 and approximately $5,000 in fiscal 2000.

A provision for loan loss of $280,000 was made on a Bellevue, Washington, loan of approximately $700,000. The Bellevue loan borrower filed for bankruptcy protection on June 6, 2002. The Company is currently assessing its potential for recovery.

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered.

Several properties securing commercial loans to a single borrower or entities controlled by that borrower in Boise, Idaho, were in the process of foreclosure on April 30, 2002. Subsequent to that date, the Company obtained title to properties collateralizing or cross-collateralizing the loans. Management has written off approximately $865,000 against five loans totaling approximately $2,597,000 in principal balances. Sales of properties have commenced including one lot for $565,000 that closed in August 2002, subsequent to the fiscal year end on July 31, 2002.

Two of the Company's executives made a loan secured by a second mortgage in 2001, behind the first position mortgage of the Company, and ahead of a cross-collateralized third position mortgage held by the Company. The second mortgage was paid off in May 2002, putting the Company in a first and second position. The Company is currently in foreclosure proceedings on its loans. A provision for loan loss of $235,855 was made on these Eagle, Idaho, loans totaling approximately $2,366,000.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):
A provision for loan loss of $70,000 was made on a Kirkland, Washington, loan of approximately $140,000. The borrower was forced into involuntary bankruptcy by unsecured creditors.

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

PACIFIC SECURITY FINANCIAL, INC.
PART II
--------------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' estimated fair values at July 31, 2002.

                                       2003        2004        2005        2006         2007    Thereafter    Balance   Fair Value
                                     ---------   ---------   ---------   ---------     -------     -------   ---------   ---------
Interest-sensitive assets:
   Contracts, mortgages, finance
      notes, and loans receivable  $17,671,260 $   440,478 $   152,062 $   163,888 $   943,280 $ 6,747,944 $26,118,912 $26,118,912

Interest-sensitive liabilities:
   Notes payable to banks           16,438,964          --          --          --          --          --  16,438,964  16,438,964
   Installment contracts, mortgage
      notes, and notes payable       3,554,486     255,373     248,425     260,121   3,058,557   1,287,981   8,664,943   8,664,943
   Debenture bonds                   1,641,076   2,751,185   2,592,529   1,699,554     861,099     451,511   9,996,954   9,996,954

Off-balance sheet items:
   Undisbursed loans receivable      1,825,566          --          --          --          --          --          --          --

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


We have audited the accompanying consolidated balance sheets of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ MOSS ADAMS LLP


Spokane, Washington
August 30, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


In our opinion, the accompanying consolidated statement of operations, comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries (the Company) at July 31, 2000, and the results of their operations and cash flows for the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP



September 19, 2000
San Francisco, California

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                 July 31,
                                                                        --------------------------
                                                                            2002           2001
                                                                        -----------    -----------
ASSETS
   Cash and cash equivalents
      Unrestricted                                                      $   367,469    $   619,642
      Restricted                                                                 --         19,480
                                                                        -----------    -----------

                                                                            367,469        639,122
                                                                        -----------    -----------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                    166,182        186,846
         Unrelated                                                       25,285,714     25,580,270
                                                                        -----------    -----------

                                                                         25,451,896     25,767,116
      Accrued interest                                                      208,612        282,616
      Other                                                                 251,639        121,319
                                                                        -----------    -----------

                                                                         25,912,147     26,171,051
                                                                        -----------    -----------

   Investment in rental properties, net                                  12,811,852     17,990,836
                                                                        -----------    -----------

   Other investments
      Property held for sale and development                              4,399,921      3,635,184
                                                                        -----------    -----------


   Other assets
      Vehicles and equipment, net                                            78,553         62,732
      Prepaid and other, net                                                234,410        251,053
      Federal income tax refund receivable                                  647,273          4,681
                                                                        -----------    -----------


                                                                            960,236        318,466
                                                                        -----------    -----------

         TOTAL ASSETS                                                   $44,451,625    $48,754,659
                                                                        ===========    ===========

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              July 31,
                                                                     --------------------------
                                                                         2002          2001
                                                                     -----------    -----------
LIABILITIES
   Notes payable to banks                                            $16,438,964    $23,487,255
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                     28,158         85,898
      Unrelated                                                        8,636,785      5,971,044
   Debenture bonds                                                     9,996,954     10,166,644
   Accrued expenses and other liabilities
      Related parties                                                    144,928        153,078
      Unrelated                                                          896,541        782,798
   Deferred income taxes                                               1,096,699        604,870
                                                                     -----------    -----------

                                                                      37,239,029     41,251,587
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                     300,000        300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                     --             --
   Common stock
      Original class, authorized 2,500,000 no par value shares;
         $3 stated value; issued and outstanding, 1,084,289 and
         1,110,385 shares                                              3,252,866      3,331,154
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                               --             --
   Additional paid-in capital                                          1,830,941      1,830,941
   Retained earnings                                                   1,828,789      2,040,977
                                                                     -----------    -----------

         Total stockholders' equity                                    7,212,596      7,503,072
                                                                     -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $44,451,625    $48,754,659
                                                                     ===========    ===========

See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                            Year Ended July 31,
                                                 -------------------------------------------
                                                     2002           2001            2000
                                                 -----------     -----------     -----------
Income
   Rental                                        $ 1,533,476     $ 2,689,799     $ 2,285,947
   Interest, including loan fees of $740,556,
      $1,052,937, and $599,878                     3,101,696       3,981,137       2,885,338
   Amortization of discounts on real estate
      contracts                                           --          11,971          72,777
   Gain (loss) on sale of real estate              2,022,192         (24,525)      1,038,694
   Other, net                                         27,097          31,126          71,453
                                                 -----------     -----------     -----------

                                                   6,684,461       6,689,508       6,354,209
                                                 -----------     -----------     -----------

Expense
   Rental operations
      Depreciation and amortization                  538,096         783,704         698,769
      Interest                                       424,116         559,701         353,852
      Other                                          741,109       1,053,072         943,149
                                                 -----------     -----------     -----------

                                                   1,703,321       2,396,477       1,995,770
   Interest, net of amount capitalized             2,005,142       2,588,461       2,010,994
   Salaries and commissions                        1,120,787         901,220         889,720
   General and administrative                        666,555         589,184         451,941
   Depreciation and amortization                      47,895          43,278          39,968
   Provision for loan loss                         1,407,712          70,000         120,025
                                                 -----------     -----------     -----------

                                                   6,951,412       6,588,620       5,508,418
                                                 -----------     -----------     -----------

         Income (loss) from operations
            before income taxes                     (266,951)        100,888         845,791

Income tax provision (benefit)                       (90,763)         22,108         284,300
                                                 -----------     -----------     -----------

         Net income (loss)                          (176,188)         78,780         561,491
                                                 -----------     -----------     -----------

See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Year Ended July 31,
                                               ------------------------------------------
                                                   2002            2001          2000
                                               -----------     -----------    -----------

         Net income (loss)                     $  (176,188)    $    78,780    $   561,491

Less preferred stock dividends                     (36,000)             --        (18,000)
                                               -----------     -----------    -----------

         INCOME (LOSS) APPLICABLE TO
            COMMON STOCKHOLDERS                $  (212,188)    $    78,780    $   543,491
                                               ===========     ===========    ===========


Income (loss) from operations applicable to
   common stockholders                         $  (212,188)    $    78,780    $   543,491
                                               ===========     ===========    ===========

Income (loss) per common share - basic and
   diluted                                     $     (0.19)    $      0.07    $      0.48
                                               ===========     ===========    ===========

Weighted-average common shares
   outstanding basic and diluted                 1,099,105       1,128,469      1,139,232
                                               ===========     ===========    ===========

See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                        Year Ended July 31,
                                                ------------------------------------
                                                  2002          2001          2000
                                                ---------     ---------    ---------
Net income (loss)                               $(176,188)    $  78,780    $ 561,491

Changes in unrealized gains (losses) on
   marketable securities                               --            --         (579)
                                                ---------     ---------    ---------


         Other comprehensive income (loss)
            before income taxes                  (176,188)       78,780      560,912

Less deferred income tax provision (benefit)           --            --         (197)
                                                ---------     ---------    ---------

         COMPREHENSIVE INCOME (LOSS)            $(176,188)    $  78,780    $ 561,109
                                                =========     =========    =========



See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                      Number of
                                        Shares                                 Additional                 Accumulated
                                      -----------    Preferred     Common       Paid-In       Retained   Comprehensive
                                        Common         Stock        Stock       Capital       Earnings   Income (Loss)    Total
                                      -----------   -----------  -----------   -----------  -----------  -------------  -----------
Balance, July 31, 1999                  1,152,533   $   300,000  $ 3,457,597   $ 1,804,009  $ 1,418,705   $       382   $ 6,980,693
   Net income                                  --            --           --            --      561,491            --       561,491
   Unrealized gain on marketable
      securities                               --            --           --            --           --          (382)         (382)
   Purchase and retirement of
      common stock                        (13,737)           --      (41,211)       18,194           --            --       (23,017)
   Cash dividend declared on
      preferred stock (3,000 shares)           --            --           --            --      (18,000)           --       (18,000)
                                      -----------   -----------  -----------   -----------  -----------   -----------   -----------

Balance, July 31, 2000                  1,138,796       300,000    3,416,386     1,822,203    1,962,196            --     7,500,785
   Net income                                  --            --           --            --       78,781            --        78,781
   Purchase and retirement of
      common stock                        (28,411)           --      (85,232)        8,738           --            --       (76,494)
                                      -----------   -----------  -----------   -----------  -----------   -----------   -----------

Balance, July 31, 2001                  1,110,385       300,000    3,331,154     1,830,941    2,040,977            --     7,503,072
   Net loss                                    --            --           --            --     (176,188)     (176,188)
   Purchase and retirement of
      common stock                        (26,096)           --      (78,288)           --           --            --       (78,288)
   Cash dividend declared on
      preferred stock (3,000 shares)           --            --           --            --      (36,000)           --       (36,000)
                                      -----------   -----------  -----------   -----------  -----------   -----------   -----------

Balance, July 31, 2002                  1,084,289   $   300,000  $ 3,252,866   $ 1,830,941  $ 1,828,789   $        --   $ 7,212,596
                                      ===========   ===========  ===========   ===========  ===========   ===========   ===========


See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Year Ended July 31,
                                                  ----------------------------------------------
                                                      2002             2001            2000
                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Cash received from rentals and other           $  1,333,773     $  2,658,100     $  2,275,926
   Interest received                                 3,175,700        3,948,546        2,733,632
   Cash paid to suppliers and employees             (2,273,802)      (2,585,089)      (2,366,855)
   Interest paid, net of amounts capitalized        (1,964,830)      (2,572,067)      (1,759,175)
   Income taxes refunded (paid)                        (60,000)        (310,000)        (167,820)
                                                  ------------     ------------     ------------

         Net cash provided by operating
            activities                                 210,841        1,139,490          715,708
                                                  ------------     ------------     ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Proceeds from sales of real estate                1,762,137           75,530        1,999,051
   Proceeds from sales and maturities of
      marketable securities                                 --           41,724          252,093
   Purchase of marketable securities                        --               --          (50,000)
   Collections on contracts, mortgages,
      finance notes, and loans receivable           15,893,636       16,020,406       17,546,549
   Origination of loans receivable and
      investment in contracts, mortgages, and
      finance notes                                (11,669,791)     (23,014,235)     (19,415,924)
   Additions to rental properties, property
      held for sale and development, vehicles,
      and equipment                                 (1,195,241)      (2,068,405)      (4,574,922)
   Change in restricted investments                         --              345           (3,504)
                                                  ------------     ------------     ------------

         Net cash provided (used) by investing
            activities                               4,790,741       (8,944,635)      (4,246,657)
                                                  ------------     ------------     ------------


See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                             Year Ended July 31,
                                                  -------------------------------------------
                                                      2002           2001            2000
                                                  -----------     -----------     -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net borrowings under line of credit
      agreements                                  $(4,647,717)    $ 7,772,198     $ 1,789,652
   Proceeds from installment contracts,
      mortgage notes, and notes payable             2,143,925       1,544,301       3,072,710
   Payments on installment contracts,
      mortgage notes, and notes payable            (1,941,432)     (1,006,798)     (1,049,251)
   Proceeds from sales of debenture bonds              31,009         237,319         361,266
   Redemption of debenture bonds                     (743,252)       (469,947)       (672,675)
   Payment of dividends on preferred stock            (18,000)        (18,000)        (18,000)
   Purchase and retirements of common
      stock                                           (78,288)        (76,494)        (23,017)
                                                  -----------     -----------     -----------

         Net cash provided (used) by financing
            activities                             (5,253,755)      7,982,579       3,460,685
                                                  -----------     -----------     -----------

         NET CHANGE IN CASH
            AND CASH EQUIVALENTS                     (252,173)        177,434         (70,264)

Cash and cash equivalents, beginning of year          619,642         442,208         512,472
                                                  -----------     -----------     -----------

Cash and cash equivalents, end of year            $   367,469     $   619,642     $   442,208
                                                  ===========     ===========     ===========


See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  Year Ended July 31,
                                                       -------------------------------------------
                                                           2002            2001            2000
                                                       -----------     -----------     -----------
RECONCILIATION OF NET INCOME
   TO NET CASH FROM OPERATING
   ACTIVITIES
   Net income (loss)                                   $  (176,188)    $    78,780     $   561,491
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                        585,991         826,982         738,737
      Deferred income tax provision (benefit)              491,829         (41,700)        (65,900)
      Deferred financing income realized                        --         (11,971)        (72,777)
      Interest accrued on debenture bonds                  542,552         531,623         535,510
      Gain on sales of marketable securities                    --              --          (1,834)
      (Gain) loss on sales of real estate               (2,022,192)         24,525      (1,038,694)
      Provision for loan loss                            1,477,712          70,000         120,025
      Change in assets and liabilities:
         Accrued interest receivable                        74,004         (32,591)       (151,706)
         Income taxes                                           --        (246,192)        182,380
         Prepaid expenses                                   (8,358)        (30,900)        (22,741)
         Income tax refund receivable                     (642,592)             --              --
         Accrued expense and other liabilities             106,526          28,493        (203,808)
         Other, net                                       (218,443)        (57,559)        135,025
                                                       -----------     -----------     -----------

         NET CASH PROVIDED BY
            OPERATING ACTIVITIES                       $   210,841     $ 1,139,490     $   715,708
                                                       ===========     ===========     ===========

SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Company financed sale of property                   $ 6,742,480     $    50,000     $   129,750
                                                       ===========     ===========     ===========

   Stock dividend declared and unpaid                  $    18,000     $        --     $    18,000
                                                       ===========     ===========     ===========

   Property held for sale and development acquired
      in satisfaction for defaulted loan receivable    $ 1,509,200     $ 1,065,804     $        --
                                                       ===========     ===========     ===========


   Impairment of real estate owned against
      provision for loan loss                          $    60,000     $    70,000     $        --
                                                       ===========     ===========     ===========


See accompanying notes.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

FINANCIAL CONDITION OF LIQUIDITY:
As a result of the weakening national economy, the Company experienced increasing levels of delinquent loans arising from its lending to borrowers primarily engaged in construction and real estate development around the western United States. This has resulted in a reduction in the Company's earning assets, which may materially impact the Company's profitability. This has also resulted in one of the Company's lenders limiting further borrowing to a portion of the line that is secured with an assignment of the beneficial interest in various receivables. This same lender also reduced its total commitment to the Company from $6.0 million to $4.75 million.

Another financial institution the Company has relied upon as a source of funding for its commercial real estate loans has, subsequent to fiscal year end, indicated they are terminating (nationally) from all or nearly all, commercial warehouse lines of credit. This financial institution has presently agreed to work with the Company to allow all current loan commitments to pay off as they mature, which is anticipated to occur by March 31, 2003. Therefore, the Company does not have access to an $11.0 million line of credit provided by this institution going forward. Management does not currently believe that this line of credit can be replaced by another lender. This event will materially impact the Company's liquidity and profitability. Additionally, the Washington State Securities Division has not yet approved the Company's application to issue additional debentures under the Washington State Debenture Act. Approval is unlikely without significant conditions, which may materially adversely impact the Company's liquidity and profitability. The state of Washington has mandated as a condition for issuance of a previous permit that the Company reduce total debentures outstanding to $9.5 million by March 2003. The requirement to do so will materially impact the Company's liquidity.

The result of these actions has impacted the Company's ability to meet long-term debt retirement projections. The financial institutions from which the Company borrows have agreed to allow existing debt to be repaid through the orderly repayment of loans owed to the Company by borrowers. Without additional sources of liquidity with which originate further loans the liquidity needed to retire the debentures is a significant problem. Therefore, the Company has begun to consider strategies for reorganizing or liquidating the Company over the next year. In either case, implementation of the different alternatives will result in the orderly sale of some or all of the Company's assets.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL CONDITION OF LIQUIDITY (CONTINUED):
A summary of the significant accounting policies followed by the Company is presented below:

CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pacific Realty Management and Cornerstone Realty Advisors, Inc., which were formed in fiscal years 2000 and 1998, respectively. All significant intercompany accounts and transactions have been eliminated. Cornerstone Realty Advisors, Inc. was dissolved as of March 31, 2002, with commercial lending activities folded back into the parent company.

CASH AND CASH EQUIVALENTS:
The Company deposits all cash and cash equivalents with high quality financial institutions. At times, the deposits may exceed the federal insured limit.

The Company considers highly liquid debt instruments, if any, purchased with a remaining maturity of three months or less to be cash equivalents.

CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE: The Company's contracts, finance notes, and loans receivable consist primarily of short-term construction and real estate development loans. Contracts, mortgages, finance notes, and loans receivable are stated at the unpaid principal balance, plus accrued interest, less acquisition discounts, unearned loan fees, and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral.

Contracts, mortgages, finance notes, and loans receivable are placed on nonaccrual status when collection of principal or interest is considered doubtful. Interest income previously accrued on these loans, but not yet received, is reversed in the current period to the extent that it is considered uncollectible. Interest subsequently recovered is credited to income in the period collected.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses is based on management's evaluation of each specific loan. A loan is considered impaired when, based on current information such as adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Contracts, mortgages, finance notes, and loans receivable are charged off when management believes there has been permanent impairment of their carrying values.

DISCOUNTS ON CONTRACTS:
The Company amortizes discounts on purchased contracts using the effective yield method over the expected term of the contracts.

LOAN ORIGINATION FEES:
Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the effective interest yield method over the contractual term of each loan.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST CAPITALIZATION:
All costs associated with self-constructed assets, including interest, incurred during the construction period, are capitalized. Interest costs of approximately $46,000 and $43,000 were capitalized during the years ended July 31, 2002 and 2001, respectively.

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

INTANGIBLE ASSETS:
The $125,000 amount paid under a covenant not to compete is being amortized on a straight-line basis over the five-year term of the related agreement. This asset is located in other assets on the consolidated balance sheet. Accumulated amortization associated with this agreement was $111,441 and $86,441 at July 31, 2002 and 2001, respectively.

VEHICLES AND EQUIPMENT:
Vehicles and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with vehicles and equipment was $259,714 and $241,789 at July 31, 2002 and 2001, respectively. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME OR LOSS PER SHARE:
Income (loss) per share - basic is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company did not have any potentially dilutive common shares outstanding during the years ended July 31, 2002, 2001, and 2000; therefore, diluted earnings per share amounts are identical to basic earnings per share.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OFF-BALANCE-SHEET INSTRUMENTS (CONTINUED):
The Company has also entered into participation agreements with other lenders to reduce its credit risk on certain commercial loans. The use of participations enables the Company to diversify its portfolio among its borrowers and lenders and mitigate significant geographical and credit concentration.

COMPREHENSIVE INCOME:
Statement of Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS:
In June 2001, Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company's adoption of SFAS No. 141 did not have a material effect on the Company's financial position or results of operations.

In June 2001, FASB approved for issuance SFAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

In June 2001, FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company's adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):
In August 2001, FASB approved for issuance SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 was issued to resolve implementation issues that had been created under SFAS No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company's adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

On April 30, 2002, FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. The Company's adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has elected to early adopt SFAS No. 146. The effect of adoption of this Statement is included in these statements.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ESTIMATES (CONTINUED):
Management believes that the allowance for loan losses is adequate. While management uses currently available information to recognize losses on loans and real estate held for investment, future additions to the allowance may be necessary based on changes in economic conditions.

RECLASSIFICATIONS:
Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on retained earnings or net income (loss) as previously reported.

NOTE 2 - CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE

The components of contracts, mortgages, finance notes, and loans receivable at July 31, 2002 and 2001, are as follows:

                                                         2002           2001
                                                    ------------   ------------

Contracts, mortgages, and finance notes receivable  $  9,121,087   $  3,513,550
Originated loans receivable                           18,823,391     30,332,016
Undisbursed portion of loans receivable               (1,825,566)    (7,710,636)
                                                    ------------   ------------

                                                      26,118,912     26,134,930
Unearned loan fees, net                                  (81,161)      (248,354)
Allowance for loan losses                               (585,855)      (119,460)
                                                    ------------   ------------
         CONTRACTS, MORTGAGES, FINANCE NOTES,
            AND LOANS RECEIVABLE, NET               $ 25,451,896   $ 25,767,116
                                                    ============   ============


At July 31, 2002, three individual receivable balances represented approximately 15%, 11%, and 12% of the gross outstanding receivable. There were no significant concentrations of contracts, mortgages, finance notes, and loans receivable at July 31, 2001. Additionally, aggregate amounts receivable from two separate borrowers represented approximately 9% and 8% of the gross outstanding receivable at July 31, 2002.

Outstanding commitments to extend credit to borrowers is $1,825,566 at July 31, 2002. The Company does not have any other commitments to extend credit.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE (CONTINUED)

At July 31, 2002 and 2001, the aging of the gross amounts due on contracts, mortgages, finance notes, and loans receivable was as follows:

                                                   2002                  2001
                                               -----------           -----------

Current                                        $20,429,239           $22,632,320
31 to 60 days                                    2,864,281               998,630
61 to 90 days                                    1,290,000                    --
Over 90 days                                     1,535,392             2,503,980
                                               -----------           -----------
                                               $26,118,912           $26,134,930
                                               ===========           ===========

The Company had $1,535,392 and $2,303,000 in loans that were in nonaccrual status at July 31, 2002 and 2001, respectively. The total allowance for losses related to these loans was $-0- and $100,000 at July 31, 2002 and 2001, respectively. Additional gross interest income of $71,995 and $44,643 would have been recorded during the years ended July 31, 2002 and 2001, respectively, if the nonaccrual loans had been current in accordance with their original contractual terms. Interest income of $31,463 and $68,270 was recorded during the years ended July 31, 2002 and 2001, respectively, in connection with such loans as the first 90 days of interest on these loans was expected to be recovered.

Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs. An allowance of $585,855 and $119,460 was provided at July 31, 2002 and 2001, respectively. The receivables are collateralized primarily by residential and commercial real estate located in the western United States. These estimates can be affected by changes in the economic environment in the western United States and the resultant effect on real estate values. As a result of changing economic conditions, the amount of the allowance for loan losses could change in the near-term.

ALLOWANCE FOR LOAN LOSSES:
                                                  Year Ended July 31,
                                    -------------------------------------------
                                        2002            2001            2000
                                    -----------     -----------     -----------

Beginning balance                   $   119,460     $   119,460     $     4,908
   Provision for loan loss            1,407,712          70,000         120,025
   Write offs                          (941,317)        (70,000)         (5,473)
                                    -----------     -----------     -----------
         ENDING BALANCE             $   585,855     $   119,460     $   119,460
                                    ===========     ===========     ===========

Write offs include $60,000 in fiscal 2002 and $70,000 in fiscal 2001 for impairment of real estate owned against the provision for loan loss.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - INVESTMENTS IN RENTAL PROPERTIES

Following is a summary of investments in rental properties at July 31, 2002 and 2001:

                                                   2002                2001
                                               ------------        ------------

Land                                           $  2,071,033        $  3,047,577
Buildings and improvements                       14,234,991          21,260,531
Furniture and equipment                             641,457           1,531,048
                                               ------------        ------------

                                                 16,947,481          25,839,156
Less accumulated depreciation                    (4,135,629)         (7,848,320)
                                               ------------        ------------
                                               $ 12,811,852        $ 17,990,836
                                               ============        ============

Depreciation expense was $538,096, $783,704, and $698,769 for the years ended July 31, 2002, 2001, and 2000, respectively.

The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancelable operating leases as of July 31, 2002:

Year Ending July 31,
   2003                                                             $ 1,075,079
   2004                                                                 762,583
   2005                                                                 731,903
   2006                                                                 392,106
   2007                                                                 306,237
   Thereafter                                                           507,393
                                                                    -----------
                                                                    $ 3,775,301
                                                                    ===========

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments and in total as of and for the years ended July 31, 2002, 2001, and 2000, is as follows:
                                                      Real Estate,
                                      Commercial      Rental, and
                                       Lending        Receivables
                                      Operations      Operations       Total
                                      ----------      ----------     ----------
2002
   Revenue                          $  2,507,279    $  4,177,182   $  6,684,461
   Income from continuing operations    (485,102)        218,151       (266,951)
   Identifiable assets, net           19,052,050      25,399,575     44,451,625
   Depreciation and amortization           4,969         581,022        585,991
   Capital expenditures                   40,414       1,154,827      1,195,241

2001
   Revenue                             3,582,771       3,106,737      6,689,508
   Income from continuing operations   1,088,890        (988,002)       100,888
   Identifiable assets, net           22,792,656      25,962,003     48,754,659
   Depreciation and amortization           3,709         823,273        826,982
   Capital expenditures                   20,449       2,047,956      2,068,405

2000
   Revenue                             2,391,600       3,962,609      6,354,209
   Income from continuing operations     703,362         142,429        845,791
   Identifiable assets, net           16,006,450      24,409,945     40,416,395
   Depreciation and amortization           1,485         737,252        738,737
   Capital expenditures                      539       4,574,383      4,574,922

The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company's reportable business segments are its commercial loan origination business and its rental and receivable operations. Its commercial loan origination business, operated as Cornerstone Realty Advisors, Inc. from 1998 to March 31, 2002, originates commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate.

NOTE 5 - MARKETABLE SECURITIES

The Company had no investments in marketable securities at July 31, 2002. Investments in marketable securities at July 31, 2000, consisted of debt securities of $41,724, which matured in 1998, but were not fully paid by the issuer until 2001 due to the issuer's reorganization. No gain or loss was recognized on this security.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - MARKETABLE SECURITIES (CONTINUED)

Proceeds from the sale of the marketable securities during the year ended July 31, 2000, was $252,093, resulting in a gross realized gain of $1,834.

NOTE 6 - NOTES PAYABLE TO BANKS (LINES OF CREDIT)

Notes payable to banks consisted of the following at July 31, 2002 and 2001:

                                                                                           2002                 2001
                                                                                       ------------         ------------
U.S. Bank of Washington, short-term line of credit, $11,000,000 commitment, interest at the prime rate plus 0.25%, expires
December 15, 2002, guaranteed by Wayne Guthrie, collateralized
by loans receivable.                                                                   $  8,899,046         $ 13,049,040

Washington Mutual Bank (Western Bank), line of credit, $6,000,000 commitment, interest at prime rate plus 0.25%, expires December 15, 2002, collateralized by contracts and loans receivable and guaranteed by Wayne and David Guthrie
(stockholders of the Company).                                                            4,727,418            3,132,696

Sterling Savings Bank, line of credit, $2,482,500 commitment, interest at the
Bank of America Reference Rate (BARR) plus 0.25%, expires October 15, 2001, collateralized by real property and assignment of rents, guaranteed by
Wayne and David Guthrie.                                                                         --            2,482,500

Sterling Savings Bank, line of credit, $3,137,500 commitment, interest at BARR plus 0.25%, collateralized by real property and assignment of rents, guaranteed by Wayne and David Guthrie. This became a term loan in 2001 (see Note 8) with a
July 31, 2002, balance of $3,088,586.                                                            --            2,400,575

Sterling Savings Bank, line of credit, $2,812,500 commitment, interest at BARR plus 0.25%, expires December 1, 2002, collateralized by real property and
assignment of rents, guaranteed by Wayne and David Guthrie.                               2,812,500            2,422,444
                                                                                       ------------         ------------
                                                                                       $ 16,438,964         $ 23,487,255
                                                                                       ============         ============

The prime rate and the BARR referenced on the above notes were 4.75% and 6.75% on July 31, 2002 and 2001, respectively.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE TO BANKS (LINES OF CREDIT) (CONTINUED)

The above line of credit agreements contain restrictive covenants requiring the maintenance of minimum tangible net worth, certain debt service coverage, and debt to worth ratios. At July 31, 2002, the Company was not in compliance with two of its three bank lines of credit. One was a violation for a debt-to-equity covenant by exceeding a 5:1 ratio. The other was a violation of not achieving the 1.1:1 required minimum for a debt service coverage ratio. The Company is working with the banks to have the covenants modified or forbearance given.

The following assets were pledged as collateral on these notes payable at July 31, 2002 and 2001:

                                                     2002                2001
                                                 -----------         -----------

Contracts receivable                             $ 5,122,703         $   953,387
Loans receivable                                  11,143,440          15,594,038
Rental properties                                  4,814,258           7,305,520
                                                 -----------         -----------

                                                 $21,080,401         $23,852,945
                                                 ===========         ===========

NOTE 7 - INSTALLMENT CONTRACTS, MORTGAGE NOTES, AND NOTES PAYABLE

Installments contracts, mortgage notes, and notes payable consist of the following at July 31, 2002 and 2001:

                                                           2002          2001
                                                       -----------   -----------

Installment contracts and mortgage notes payable,
    interest at 6.5% to 9.25%, aggregate monthly
    payment of $30,592, mature 2002 through 2018,
    collateralized by various properties               $ 8,664,943   $ 6,056,942
                                                       ===========   ===========

Scheduled future maturities of contracts, mortgage notes, and notes payable are as follows:

Year Ending July 31,
   2003                                                             $ 3,554,486
   2004                                                                 255,373
   2005                                                                 248,425
   2006                                                                 260,121
   2007                                                               3,058,557
   Thereafter                                                         1,287,981
                                                                    -----------

                                                                    $ 8,664,943
                                                                    ===========

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - DEBENTURE BONDS

The Company has issued unsecured investment bonds (debentures) to residents of the state of Washington under the Securities Act of Washington. The proceeds have been primarily used in making funds available for contracts and loans and the development, improvement, and acquisition of commercial real property.

The outstanding debentures have original maturities ranging from one to ten years, and the interest rates vary depending upon the maturity.

Outstanding debentures by interest rate categories were as follows at July 31, 2002 and 2001:

Debenture Interest Rate                            200                   2001
-----------------------                        -----------           -----------

 5.00%                                         $   136,008           $        --
 5.25%                                              34,561                    --
 5.75%                                              49,736                    --
 6.00%                                             257,566                    --
 6.50%                                             138,652                    --
 6.75%                                              84,153                33,134
 7.00%                                             128,938               159,824
 7.25%                                             209,598               200,460
 7.50%                                             176,822               672,986
 7.68%                                                  --                16,865
 7.75%                                           1,176,651             1,257,030
 8.00%                                             287,808               806,052
 8.25%                                           1,380,740             1,306,125
 8.50%                                           2,134,065             2,061,824
 8.75%                                             364,362               363,662
 9.00%                                           2,045,523             1,984,880
 9.25%                                             438,738               403,287
 9.50%                                             923,363               865,401
10.00%                                              21,577                19,548
10.50%                                               8,093                15,566
                                               -----------           -----------
                                               $ 9,996,954           $10,166,644
                                               ===========           ===========

The weighted-average annual interest rate on outstanding debentures at July 31, 2002 and 2001, was 8.36% and 8.44%, respectively.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - DEBENTURE BONDS (CONTINUED)

Estimated future contractual maturities of outstanding debentures are as follows:

Year Ending July 31,
   2003                                                             $ 1,641,076
   2004                                                               2,751,185
   2005                                                               2,592,529
   2006                                                               1,699,554
   2007                                                                 861,099
   Thereafter                                                           451,511
                                                                    ----------
                                                                    $ 9,996,954
                                                                    ===========

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

NOTE 9 - INCOME TAXES

The components of income tax expense consists of the following for the years ended July 31:

                                             2002          2001          2000
                                          ---------     ---------     ---------

Current tax (benefit) expense             $(582,592)    $  63,808     $ 350,200
Deferred tax (benefit) expense              491,829       (41,700)      (65,900)
                                          ---------     ---------     ---------

                                          $ (90,763)    $  22,108     $ 284,300
                                          =========     =========     =========

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

The net deferred tax liabilities consist of the following components at July 31:

                                                2002        2001          2000
                                            ----------   ----------   ----------

Deferred tax assets
   Provision for loan loss                  $  197,522   $   38,948   $   38,948
   Accrued expenses                             24,714       71,586       82,544
   Prepaid rents                                35,208       46,573           --
   Other                                        25,972       32,778       17,576
                                            ----------   ----------   ----------
         Total deferred tax assets             283,416      189,885      139,068
                                            ----------   ----------   ----------

Deferred tax liabilities
   Depreciation                                617,986      604,562      551,620
   Installment gains                           755,026      190,193      234,018
   Other                                         7,103           --           --
                                            ----------   ----------   ----------
         Total deferred tax liabilities      1,380,115      794,755      785,638
                                            ----------   ----------   ----------

         NET DEFERRED TAX LIABILITIES       $1,096,699   $  604,870   $  646,570
                                            ==========   ==========   ==========

The effective tax rate differs from the statutory federal rate for the years presented as follows:

                                                 2002        2001        2000
                                              ---------   ---------   ---------

Federal income tax expense at statutory rates $ (90,763)  $  34,302   $ 287,569
Income tax expense                                   --          --       4,113
Effect of permanent differences                   7,403      11,763          --
Effect of graduated tax rate                      3,403      (4,673)         --
Other                                           (10,806)    (19,284)     (7,382)
                                              ---------   ---------   ---------
                                              $ (90,763)  $  22,108   $ 284,300
                                              =========   =========   =========

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company provides a retirement savings plan (the Plan), authorized under
Section 401(k) of the Tax Reform Act of 1986, as amended. Under the terms of the Plan, employees are eligible to contribute up to 18% of their compensation, subject to annual limitations, to the Plan. The Company may contribute 3% of gross salary for all eligible employees. Contributions are made directly to a qualified individual retirement account or annuity in the employee's name. The Company is required to make nondiscriminatory contributions for each employee who (1) has reached the age of 21; (2) has performed services for the Company during the last year of service in which he or she has completed 1,000 hours of service; (3) is not covered by a collective bargaining agreement; and (4) is not a nonresident alien. The Company's contribution to the Plan was approximately $34,000 and $25,000 during the year ended July 31, 2002 and 2001, respectively.

NOTE 11 - PREFERRED STOCK

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

Each share of Class A preferred stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the Class A preferred stock was $318,000 on July 31, 2002, 2001, and 2000.

There were no changes to the 3,000 outstanding shares of preferred stock during the years ending July 31, 2002, 2001, and 2000.

The 6% annual dividends on the Class A preferred stock are cumulative. Dividends of $18,000 were declared on the preferred stock during July 2002, which were accrued as of July 31, 2002, and reflected in the consolidated statement of stockholders' equity for the year ending July 31, 2002, and paid August 2, 2002. No dividends were declared during the year ended July 31, 2001; however, dividends of $18,000 were declared and paid during August 2001 and are reflected in the consolidated statement of stockholders' equity for the year ending July 31, 2002. Dividends of $18,000 were declared on the preferred stock during the year ended July 31, 2000, and were paid during August 2000.

NOTE 12 - COMMON STOCK

The Company has authorized a second class of common stock, Class B. This class has authorized 30,000, no par value shares and entitles the holder to 50 votes on each matter in all proceedings in which actions are taken by the stockholders, including the election of directors. Otherwise, the common stock is identical to the original class in all respects and for all purposes.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE:
A certain former stockholder is indebted to the Company by a note secured by real estate bearing interest at 8.75% (prime plus 4.00% adjusted annually) in the outstanding amounts (including interest) of $167,098 and $188,254 at July 31, 2002 and 2001, respectively.

INSTALLMENT CONTRACTS, MORTGAGE NOTES, AND NOTES PAYABLE: At July 31, 2002 and 2001, the Company had a related party payable of $28,158 and $85,898, respectively. The payable has a monthly payment of $4,789, bears interest at 7.00%, and matures in 2003.

DEBENTURE BONDS:
Included in debenture bonds at July 31, 2002 and 2001, is approximately $142,000 and $146,000, respectively, that is payable to related parties. These debentures bear interest at the prevailing market rate on the date of issuance.

ACCRUED EXPENSES AND OTHER LIABILITIES:
At July 31, 2002 and 2001, the following demand notes were payable to related parties:

                                            2002                  2001
                                    -------------------  ----------------------
                                                Interest               Interest
                                     Amount       Rate      Amount       Rate
                                    --------    -------    --------    --------

Wayne E. Guthrie                    $ 80,093     7.50%     $ 99,249     7.50%
Constance Guthrie                     62,860     7.50%       32,329     7.50%
Other stockholders and employees       1,975     7.50%       21,500     7.50%
                                    --------               --------

                                    $144,928               $153,078
                                    ========               ========

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

INTEREST INCOME AND EXPENSE:
The approximate amount of related party interest income and expense included in the accompanying consolidated statement of operations during the years ended July 31, 2002, 2001, and 2000, is as follows:

                                           2002            2001            2000
                                          ------          ------          ------

Interest income                          $18,000         $24,000         $27,000
Interest expense                          14,000          22,000          32,000

PARTICIPATIONS:
The president of Cornerstone Realty Advisors, Inc., a wholly-owned subsidiary of the Company that was folded into the parent company in 2002, has directly invested in certain loans through participation agreements. The total of such participations was $150,000 and $250,000 at July 31, 2002 and 2001, respectively.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEBENTURE BONDS, CONTRACTS RECEIVABLE, AND INSTALLMENT CONTRACTS PAYABLE: Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 2002 and 2001, the carrying values of these financial instruments approximated their fair values.

NOTES PAYABLE TO BANKS:
Fair value approximates the carrying value because the notes bear variable interest rates.

OFF-BALANCE-SHEET INSTRUMENTS:
Commitments made to extend credit bear variable interest rates and are made contingent to the borrower's compliance with the existing loan agreement and, therefore, fair value approximates the commitment amount.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

NOTE 15 - SUBSEQUENT EVENT

Subsequent to July 31, 2002, the Company entered into an earnest money agreement to sell commercial real estate located in Boise, Idaho, with terms of the agreement subject to due-diligence by the purchaser. The agreement may be terminated by the purchaser upon completion of the due-diligence. Therefore, the sale is determined to be reasonably possible, but not probable of consummation. The Company estimates a loss of approximately $240,000 if the sale is completed.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART II
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:
The following information as of July 31, 2002, is provided with respect to each director and executive officer of the Company:

                                        Year First
                                        Elected as     Expiration
      Name                      Age      Director       of Term        Position and Date Elected
------------------              ---     ----------     ----------    -----------------------------------------
Wayne E. Guthrie                 82        1970           2003       Chairman of the Board (Emeritus, March 7,
                                                                         2002); Director

David L. Guthrie                 38        1987           2004       Chairman of the Board (March 7, 2002)
                                                                         President (February 18, 1999); Director

Kevin M. Guthrie                 47        1980           2004       Vice President (May 2, 1985); Director

Donald J. Migliuri               55        1992           2005       Secretary/Treasurer (May 29, 1990); Director

Constance M. Guthrie             67        1981           2003       Director

Robert N. Codd                   72        1994           2004       Director

Julian Guthrie                   37        1998           2004       Director

FAMILY RELATIONSHIP:
Kevin M. Guthrie, David L. Guthrie, and Julian Guthrie are the children of Wayne
E. Guthrie and Constance Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

BUSINESS EXPERIENCE:
Wayne E. Guthrie is Chairman of the Board Emeritus of Pacific Security Financial, Inc., a Washington corporation and subsidiary of the registrant. Mr. Guthrie has over 50 years experience in areas of construction, financing of real estate and personal property, and real estate investments.

David L. Guthrie became Chairman of the Board in 2002 and has been president of Pacific Security Financial, Inc. since 1999 and vice president since 1989. Mr. Guthrie was formerly a financial consultant with Merrill Lynch in Spokane, Washington. Mr. Guthrie is a NASD licensed securities sales person (registered representative) and broker-dealer (general securities principal). He is a licensed real estate broker in the state of Washington and has obtained the CCIM designation (certified commercial investment member) awarded by the commercial real estate investment institute.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

BUSINESS EXPERIENCE (CONTINUED):
Kevin M. Guthrie has been vice president of Pacific Security Financial, Inc. since 1985. Mr. Guthrie has served as property manager for the Company since 1976. Subsequent of July 31, 2002, Mr. Guthrie resigned as an officer and terminated employment with the Company on October 15, 2002, to work for a Spokane property management firm that will manage the Company's rental properties located in Spokane.

Donald J. Migliuri has been treasurer of Pacific Security Financial, Inc. since 1990 and secretary since 1991. Mr. Migliuri was a Certified Public Accountant and has served as an accounting officer with various diversified financial services companies for over 20 years. He also is a certified management accountant (CMA) and has a masters degree in business administration.

Constance M. Guthrie has not been employed outside the home during the past ten years.

Robert N. Codd retired August 1, 2002, after being employed by Pacific Security Financial, Inc. in its leasing and real estate activities. He was employed by the Company from 1970 to 1979 and was rehired in November 1992. Prior to being rehired, he was a commercial realtor and property manager.

Julian Guthrie is a reporter for the San Francisco Chronicle. She covered general news for the paper for two years and in 1998 was named education reporter, responsible for covering all education issues in the Bay Area. Before that, she was senior editor of a lifestyle magazine in San Francisco and also worked as a freelance writer for the Chronicle, covering breaking business, political, and lifestyle stories. She currently lives in San Francisco.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities (Reporting Persons), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten percent (10%) beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by them.

Based solely on its review of copies of such forms furnished to the Company, the Company believes that during the fiscal year ended July 31, 2002, all Section 16(a) filing requirements applicable to Reporting Persons were complied with, except that David L. Guthrie has one delinquent Form 4 filing and Kevin M. Guthrie had two delinquent Form 4 filings.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS:
The following table lists, on an accrual basis, for each of the three years ended July 31, 2002, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 2002:

   Name of Individual or                                                               Annual
   Number of Person in               Capacities in                 Fiscal            Compensation
         Group                        Which Served                  Year          Salary          Bonus
-------------------------        -------------------------------   -------       --------        -------
David L. Guthrie                 President and Director             2002         $130,850        $93,000
                                 President and Director             2001          110,340            -
                                 President and Director             2000          105,086         50,500

Kevin M. Guthrie                 Vice President and Director        2002          114,707         82,000
                                 Vice President and Director        2001          110,863            -
                                 Vice President and Director        2000          105,515         50,500

Donald J. Migliuri               Secretary/Treasurer and Director   2002           83,700         22,050

Officers and Directors as a
   group (5)                                                        2002          610,925            -

The Company has no qualified or nonqualified stock option plan as of July 31, 2002.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:
Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than five percent of any class of the Company's voting shares on July 31, 2002: none.

SECURITY OWNERSHIP OF MANAGEMENT:
The following table sets forth as of July 31, 2002, information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                                       Amount of
                                                                      Shares and
                                                                      Nature of
                                                                      Beneficial           Percent of
Tital of Class        Name of Beneficial Owner                        Ownership              Class
--------------        ------------------------------------            ---------            ---------
Common stock          Wayne E. Guthrie                                142,541.5              13.14%
Common stock          Constance Guthrie                               142,541.5              13.14%
Common stock          Kevin Guthrie                                   222,718.0              20.54%
Common stock          David Guthrie                                   222,718.0              20.54%
Common stock          Julian Guthrie                                  196,838.4              18.16%
                                                                      ---------             ------

Common stock          All directors and officers as a group           927,357.4              85.52%
                                                                      =========             ======

Preferred stock       Wayne E. or Constance Guthrie                       2,000              66.70%
Preferred stock       Constance Guthrie                                   1,000              33.30%
                                                                      ---------             ------

Preferred stock       All directors and officers as a group               3,000             100.00%
                                                                      =========             ======

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Transactions with Company officers, directors, and stockholders and other related parties are summarized in Notes 12 and 14 to the consolidated financial statements included herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K



INDEPENDENT ACCOUNTANT'S REPORT ON
FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


Our audits of the consolidated financial statements referred to in our report dated August 30, 2002, of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries, which report and consolidated financial statements are included herein in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ MOSS ADAMS LLP

Spokane, Washington
August 30, 2002

PACIFIC SECURITY FINANCIAL, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

------------------------------------------------------------------------------------------------------------------------------------

                                                             July 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Life on
                                                                                                                           Which
                                                                                        Amount at                       Depreciation
                                                                                          Which                          in Latest
                                                                            Capitalized  Carried                          Income
                                                                            Subsequent      at                           Statement
                                                                 Initial        to       Close of  Accumulated    Date       is
                 Description                       Encumbrance     Cost     Acquisition   Period   Depreciation  Acquired  Computed
-----------------------------------------------    -----------  ----------- ----------- ----------- -----------  -------- ----------
Residential and commercial properties:
   Rental buildings and improvements:
      Spokane, Washington
         10 North Post Street (Peyton Bldg.)       $ 2,812,500  $ 2,209,343 $ 4,877,907 $ 7,087,250 $ 2,272,992    1979  25-40 years
         Pier 1 Building/Contract Sale
            Broadmoor Apartments               (2)   3,088,586            -           -           -           -
         Pier 1 Building                             1,097,084    1,194,017   2,852,625   4,046,642   1,189,558    1992  25-40 years
         Cornerstone Office Building                 1,466,962    1,558,552      44,282   1,602,834     144,127    1999  25-40 years
         Apex Physical Therapy                         516,983      561,594      34,611     596,205      35,903    1999  25-40 years
      Boise, Idaho
         Calderwood-Overland Building          (1)   1,819,589    1,600,000      96,756   1,696,756      66,049    2000  25-40 years
         Calderwood-Ardene Building            (1)           -    1,200,000      76,337   1,276,337      52,936    2000  25-40 years
      Furniture and equipment related to above               -      549,276      92,181     641,457     374,064  Various     Various
                                                   -----------  ----------- ----------- ----------- -----------

                                                   $10,801,704  $ 8,872,782 $ 8,074,699 $16,947,481 $ 4,135,629
                                                   ===========  =========== =========== =========== ===========

(1) Total obligation of $1,819,589 is secured by two Calderwood properties as noted above.

(2) Total obligation of $3,088,586 is secured by contract sale of Broadmoor Apartments and Pier 1 Building.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                    SCHEDULE III
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

Real estate:
   Balance at beginning of period                                  $ 25,839,156

   Additions during period:
      Purchases and capitalized costs, net                              951,139
   Deductions during period:
      Cost of real estate sold                                       (9,842,814)
                                                                   ------------

         BALANCE AT CLOSE OF PERIOD                                $ 16,947,481
                                                                   ============

Accumulated depreciation:
   Balance at beginning of period                                  $  7,848,320
   Depreciation for the year                                            543,066
   Charges to accumulated depreciation related to
      real estate investments sold,
      net of other adjustments                                       (4,255,757)
                                                                   ------------

         BALANCE AT CLOSE OF PERIOD                                $  4,135,629
                                                                   ============

PACIFIC SECURITY FINANCIAL, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
--------------------------------------------------------------------------------




                                                                                                             Prior
           Description                               Interest Rate      Date       Periodic Payment Terms    Liens
-----------------------------------------------      --------------  ---------   --------------------------  -----

Loan (#2036 Riverwalk)                               Prime + 3.50%       2002       Interest only monthly
Real estate contract (Selkirk)                               8.25%       2031        $24,047.67 monthly
Real estate contract (Butler)                        Prime + 1.00%
                                                      floor of 6.5%      2011       Interest only monthly
Loan (#2014 GLMD Properties)                         Prime + 3.50%       2001       Interest only monthly
Loan (#2031 Skyview Bus. Park)                       Prime + 3.25%       2001       Interest only monthly
Loan (#2034 Cimarron O'Bannon)                       Prime + 3.50%       2001       Interest only monthly
Loan (#2032 Bear Hollow Village)                     Prime + 3.75%       2001       Interest only monthly
Loan (#2027 Coulter)                                 Prime + 4.00%       2001       Interest only monthly
Loan (#1990 Rock Ridge Properties)                   Prime + 4.25%       2000       Interest only monthly
Real estate contract on apartment                                                     $8,164 per month,
   building (East Valley Terrace)                    Prime + 2.00%       2006        including interest
Other mortgage contracts and notes receivable,
   none of which individually exceed 3% of the
   total carrying value of mortgages                       Various     Various             Various





Balance at beginning of period
   Additions during period:
      Mortgage loans originated and purchased

   Deductions during period:
      Collections of principal and contract payoffs
      Other



         BALANCE AT END OF PERIOD

[RESTUBBED]
                                                                                    Principal
                                                                                    Amount of
                                                                                   Loans Subject
                                                                      Carrying     to Delinquent
                                                      Face Amount     Amount of    Principal of
           Description                                of Mortgages    Mortgages      Interest
-----------------------------------------------       ------------    -----------   ------------

Loan (#2036 Riverwalk)                                 $ 3,900,013    $ 3,900,013
Real estate contract (Selkirk)                           3,190,603      3,190,603
Real estate contract (Butler)
                                                         2,972,081      2,972,081
Loan (#2014 GLMD Properties)                             2,118,054      2,118,054
Loan (#2031 Skyview Bus. Park)                           1,984,500      1,984,500
Loan (#2034 Cimarron O'Bannon)                           1,790,873      1,790,873
Loan (#2032 Bear Hollow Village)                         1,250,000      1,250,000   $ 1,250,000
Loan (#2027 Coulter)                                     1,150,000      1,150,000     1,150,000
Loan (#1990 Rock Ridge Properties)                       1,107,221      1,107,221
Real estate contract on apartment
   building (East Valley Terrace)                          908,106        908,106
Other mortgage contracts and notes receivable,
   none of which individually exceed 3% of the
   total carrying value of mortgages                     5,747,461      5,080,445     3,289,673
                                                       -----------    -----------   -----------

                                                       $26,118,912    $25,451,896   $ 5,689,673
                                                       ===========    ===========   ===========

Balance at beginning of period
   Additions during period:                                           $25,697,116
      Mortgage loans originated and purchased
                                                                       19,314,151
   Deductions during period:
      Collections of principal and contract payoffs    $15,893,636
      Other                                              3,665,735
                                                       ------------
                                                                       19,559,371
                                                                      ------------

         BALANCE AT END OF PERIOD                                     $25,451,896
                                                                     ============

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

I, David L. Guthrie, certify that:

1. I have reviewed this annual report on Form 10K of Pacific Security Financial, Inc. (the Company);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 28, 2002



/s/ David L. Guthrie
----------------------------------
David L. Guthrie, President

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

I, Donald J. Migliuri, certify that:

1. I have reviewed this annual report on Form 10K of Pacific Security Financial, Inc. (the Company);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 28, 2002



/s/ Donald J. Migliuri
-----------------------------------
Donald J. Migliuri, Treasurer

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pacific Security Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PACIFIC SECURITY FINANCIAL, INC.
                                               (Registrant)

Dated:  October 28, 2002                       By: /s/ David L. Guthrie
                                                   ----------------------------
                                                   David L. Guthrie
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                    Capacity                                Date
---------------------------------------  --------------------------------------------    -----------------
                                         Chief Executive Officer and
/s/ David L. Guthrie                     Director, Chairman of the Board of
---------------------------------------  Directors                                       October 28, 2002
David L. Guthrie

/s/ Donald J. Migliuri                   Secretary-Treasurer
---------------------------------------  Chief Financial Officer and Director            October 28, 2002
Donald J. Migliuri

                                         Chairman of the Board of Directors,
---------------------------------------  Emeritus, and Director
Wayne E. Guthrie

/s/ Kevin M. Guthrie                     Director
---------------------------------------                                                  October 28, 2002
Kevin M. Guthrie

/s/ Constance M. Guthrie                 Director
---------------------------------------                                                  October 28, 2002
Constance M. Guthrie

/s/ Robert N. Codd                       Director
---------------------------------------                                                  October 28, 2002
Robert N. Codd

/s/ Julian Guthrie                       Director
---------------------------------------                                                  October 28, 2002
Julian Guthrie