Form 10-Q
period 2002-10-31
PACIFIC SECURITY COMPANIES
filed 2002-12-20
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 Washington                                                                   91-0669906
       -------------------------------                                            ----------------------------------
       (State or other jurisdiction of                                           (I.R.S. Employer Identification No.)
       incorporation or organization)

            10 North Post Street
             325 Peyton Building
          Spokane, Washington 99201                                                         (509) 444-7700
       -------------------------------                                            ----------------------------------
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

                                Table of Contents

                              --------------------


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                          1-2

      Consolidated statement of operations                                 3

      Consolidated statement of comprehensive income (loss)                4

      Consolidated statement of cash flows                                5-7

      Notes to unaudited financial statements                             8-9


Item 2. Management's discussion and analysis of financial condition and results of operations

      Financial condition and liquidity                                   10-11

      Results of operations                                               12


Item 3.  Qualitative and quantitative disclosures about
market risk                                                               13


Item 5.  Other information                                                13


Signatures                                                                14


                                                                    PACIFIC SECURITY FINANCIAL, INC.
                                                                          CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------
                                     ASSETS

                                                                         OCTOBER 31,      July 31,
                                                                            2002           2002
                                                                         (UNAUDITED)     (Audited)
                                                                         -----------     -----------
ASSETS
   Cash and cash equivalents                                             $   325,028     $   367,469
                                                                         -----------     -----------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                     160,176         166,182
         Unrelated                                                        25,062,670      25,285,714
                                                                         -----------     -----------

                                                                          25,222,846      25,451,896
      Accrued interest                                                       165,543         208,612
      Other                                                                  158,045         251,639
                                                                         -----------     -----------

                                                                          25,546,434      25,912,147
                                                                         -----------     -----------

   Investment in rental properties, net                                   12,612,843      12,811,852
                                                                         -----------     -----------

   Other investments
      Property held for sale and development                               2,977,666       4,399,921
                                                                         -----------     -----------

   Other assets
      Vehicles and equipment, net                                             90,245          78,553
      Prepaid and other, net                                                 211,233         234,410
      Federal income tax refund receivable                                   560,133         647,273
                                                                         -----------     -----------

                                                                             861,611         960,236
                                                                         -----------     -----------

         TOTAL ASSETS                                                    $42,323,582     $44,451,625
                                                                         ===========     ===========

See accompanying notes.                                                                            1
----------------------------------------------------------------------------------------------------


                                                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                                      CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     OCTOBER 31,      July 31,
                                                                                        2002            2002
                                                                                     (UNAUDITED)      (Audited)
                                                                                     -----------     -----------
LIABILITIES
   Notes payable to banks                                                            $16,335,467     $16,438,964
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                                     18,881          28,158
      Unrelated                                                                        7,921,080       8,636,785
   Debenture bonds                                                                     9,486,723       9,996,954
   Accrued expenses and other liabilities
      Related parties                                                                    144,766         144,928
      Unrelated                                                                          900,281         896,541
   Deferred income taxes                                                                 817,653       1,096,699
                                                                                     -----------     -----------

                                                                                      35,624,851      37,239,029
                                                                                     -----------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                                     300,000         300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                                     --              --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value;
         issued and outstanding, 1,083,356 and
         1,084,289 shares                                                              3,250,068       3,252,866
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                               --              --
   Additional paid-in capital                                                          1,830,941       1,830,941
   Retained earnings                                                                   1,317,722       1,828,789
                                                                                     -----------     -----------

         Total stockholders' equity                                                    6,698,731       7,212,596
                                                                                     -----------     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $42,323,582     $44,451,625
                                                                                     ===========     ===========



See accompanying notes.                                                                                        2
----------------------------------------------------------------------------------------------------------------


                                                              PACIFIC SECURITY FINANCIAL, INC.
                                                          CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------

                                                                Three Months Ended October 31,
                                                                 -----------------------------
                                                                     2002             2001
                                                                 -----------      -----------
                                                                          (UNAUDITED)
                                                                 ----------------------------
Income
   Rental                                                        $   326,289      $   592,465
   Interest, including loan fees of $84,102 and $276,274             484,019          936,195
   Gain (loss) on sale of real estate                                   (628)       2,145,587
   Other, net                                                          6,127            8,998
                                                                 -----------      -----------

                                                                     815,807        3,683,245
                                                                 -----------      -----------

Expense
   Rental operations
      Depreciation and amortization                                  122,557          174,411
      Interest                                                        91,979          120,666
      Other                                                          162,484          235,493
                                                                 -----------      -----------

                                                                     377,020          530,570

   Interest, net of amount capitalized                               463,205          542,357
   Salaries and commissions                                          332,264          397,924
   General and administrative                                        269,637          175,631
   Depreciation and amortization                                      12,971           11,602
   Provision for loan loss                                           135,053          297,000
                                                                 -----------      -----------

                                                                   1,590,150        1,955,084
                                                                 -----------      -----------

         Income (loss) before income tax (benefit) provision        (774,343)       1,728,161

Income tax (benefit) provision                                      (263,277)         587,575
                                                                 -----------      -----------

         NET INCOME (LOSS)                                       $  (511,066)     $ 1,140,586
                                                                 ===========      ===========

Net income (loss) per common share basic and diluted             $     (0.47)     $      1.03
                                                                 ===========      ===========

Weighted average common shares outstanding basic and diluted       1,083,620        1,106,581
                                                                 ===========      ===========



                                                                                            3
---------------------------------------------------------------------------------------------


                                                              PACIFIC SECURITY FINANCIAL, INC.
                                                          CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------

                                                                Three Months Ended October 31,
                                                                 -----------------------------
                                                                     2002             2001
                                                                 -----------      -----------
                                                                          (UNAUDITED)
                                                                 ----------------------------

Net income (loss)                                                  $ (511,066)     $1,140,586
                                                                   ----------      ----------

         Other comprehensive income (loss) before
            income taxes                                                   --              --
                                                                   ----------      ----------

         COMPREHENSIVE INCOME (LOSS)                               $ (511,066)     $1,140,586
                                                                   ==========      ==========



See accompanying notes.                                                                     4
---------------------------------------------------------------------------------------------


                                                                 PACIFIC SECURITY FINANCIAL, INC.
                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------

                                                                   Three Months Ended October 31,
                                                                    ----------------------------
                                                                       2002            2001
                                                                    -----------      -----------
                                                                            (UNAUDITED)
                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                             $   442,938      $   734,853
   Interest received                                                    527,087        1,020,716
   Cash paid to suppliers and employees                                (767,510)        (770,832)
   Interest paid, net of amounts capitalized                           (389,069)        (572,972)
   Income taxes refunded                                                 71,372               --
                                                                    -----------      -----------

         Net cash provided (used) by operating activities              (115,182)         411,765
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sales of real estate                             1,838,239          548,502
   Collections on contracts, mortgages, finance notes,
      and loans receivable                                            1,136,773        7,170,828
   Origination of loans receivable and investment in contracts,
      mortgages, and finance notes                                     (870,776)      (4,903,020)
   Additions to rental properties, property held for sale,
      property under development, vehicles, and equipment              (559,770)        (255,356)
   Change in restricted investments and cash equivalents                     --          (19,480)
                                                                    -----------      -----------

         Net cash provided by investing activities                    1,544,466        2,541,474
                                                                    -----------      -----------

                                                                                               5
------------------------------------------------------------------------------------------------


                                                         PACIFIC SECURITY FINANCIAL, INC.
                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------

                                                           Three Months Ended October 31,
                                                           -----------------------------
                                                                2002             2001
                                                            -----------      -----------
                                                                     (UNAUDITED)
                                                            ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments under line of credit agreements           $  (103,497)     $(3,144,821)
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                              --          240,606
   Payments on installment contracts, mortgage notes,
      and notes payable                                        (724,982)        (120,981)
   Proceeds from sales of debenture bonds                            --              506
   Redemption of debenture bonds                               (622,448)        (162,156)
   Purchase and retirement of treasury stock                     (2,798)         (18,806)
   Payment of dividends on preferred stock                      (18,000)         (18,000)
                                                            -----------      -----------

         Net cash used by financing activities               (1,471,725)      (3,223,652)
                                                            -----------      -----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                (42,441)        (270,413)

Cash and cash equivalents, beginning of year                    367,469          639,122
                                                            -----------      -----------

Cash and cash equivalents, end of year                      $   325,028      $   368,709
                                                            ===========      ===========

                                                                                       6
----------------------------------------------------------------------------------------


                                                            PACIFIC SECURITY FINANCIAL, INC.
                                                        CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------
                                                              Three Months Ended October 31,
                                                              ----------------------------
                                                                  2002              2001
                                                              -----------      -----------
                                                                      (UNAUDITED)
                                                              ----------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES
   Net income (loss)                                          $  (511,066)     $ 1,140,586
   Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
      Depreciation and amortization                               135,528          186,013
      Deferred income tax provision                                    --          562,575
      Interest accrued on debenture bonds                         112,216          120,818
      (Gain) loss on sales of real estate                             628       (2,145,587)
      Provision for loan loss                                     135,053          297,000
      Change in assets and liabilities:
         Accrued interest receivable                               43,069           84,521
         Prepaid expenses, net                                     16,928           35,034
         Accrued expense and other liabilities                     50,774           13,700
         Income taxes (receivable) payable                       (263,277)          25,000
         Other, net                                               164,965           92,105
                                                              -----------      -----------
         NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                              $  (115,182)     $   411,765
                                                              ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                          $   172,000      $ 5,970,284
                                                              ===========      ===========

   Impairment of real estate owned against provision for
      loan losses                                             $        --      $    60,000
                                                              ===========      ===========



See accompanying notes.                                                                  7
------------------------------------------------------------------------------------------

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 2002, filed with the Securities and Exchange Commission. Assets are presented at fair value and liabilities are recorded that are expected to be incurred as part of the liquidation of a majority of the Company's assets to meet its current and long-term obligations.

The results of operations for the three months ended October 31, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the three months ended October 31, 2002 and 2001, is as follows:

                                                 Real Estate
                                  Commercial     Rental, and
                                    Lending      Receivables
                                  Operations      Operations        Total
                                  ----------      ----------        -----
2002
Revenue                         $    254,907    $    560,900    $    815,807
Income (loss) from operations       (336,667)       (437,676)       (774,343)
Identifiable assets, net          17,801,203      24,522,379      42,323,582
Depreciation and amortization          1,242         134,286         135,528
Capital expenditures                   2,382         557,388         559,770

2001
Revenue                         $    838,617    $  2,844,628    $  3,683,245
Income from operations               162,049       1,566,112       1,728,161
Identifiable assets, net          20,767,944      26,602,127      47,370,071
Depreciation and amortization          1,242         184,771         186,013
Capital expenditures                  27,231         228,125         255,356

                                                                               8
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - BUSINESS SEGMENT REPORTING (CONTINUED)

The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company's reportable business segments are its commercial loan origination business and its rental and receivable operations. Its commercial loan origination business, operated as Cornerstone Realty Advisors, Inc., originated commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate. Some unallocated general corporate expense items are part of the rental and receivable segment reporting.

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


                                                                               9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:
At October 31, 2002, the Company had total stockholders' equity of approximately $6,699,000 and a total liabilities to equity ratio of 5.32 to 1, which increased from 5.16 to 1 at July 31, 2002. During the three months ended October 31, 2002, the Company's primary sources of funds were approximately $1,137,000 in real estate contract and loan collections and $1,838,000 in net proceeds from the sales of real estate. The primary uses of funds were approximately $871,000 for investments in contracts and loans receivable, approximately $1,451,000 for net debt reduction, and $560,000 for property improvements.

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

An additional source of liquidity is the issuance of participation interests in certain loans originated by the Company. The total of these nonrecourse participations was approximately $3,520,000 at October 31, 2002, and $3,495,000 at July 31, 2002.

                                                                              10
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED):
At October 31, 2002, the Company's lines of credit and other banking agreements totaled approximately $16,530,000 of which approximately $16,335,000 was outstanding. The remaining unused portions of the lines of credit may not be fully available to the Company to meet operational needs because of violation of covenants at the Company's banks. One bank has also negotiated a reduction in total line availability from $4.75 million to $4 million effective November 27, 2002. Another financial institution the Company has relied upon as a source of funding for its commercial real estate loans has, subsequent to fiscal year end, indicated they are terminating (nationally) from all or nearly all, commercial warehouse lines of credit. This financial institution has presently agreed to work with the Company to allow all current loan commitments totaling $8,968,000 to pay off as they mature, which is anticipated to occur by March 31, 2003. Management does not currently believe that this line of credit can be replaced by another lender. This event will materially impact the Company's liquidity and profitability. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans. The Company anticipates that cash flows from operations along with real estate and receivable sales will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.

The Company has begun to implement strategies for reorganizing, which include liquidating a majority of the Company's assets over the course of the next year. It is management's intention that the Company will continue to own and invest in commercial real estate upon completion of the reorganization, at which time management intends to evaluate the opportunities to continue financing commercial real estate in light of market conditions and available capital.

The Company's management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company's position relative to bankruptcy filings by borrowers must be assessed.

An additional provision for loan loss of $70,000 was made during the quarter ending October 31, 2002, bringing the total allowance for loan loss to $350,000 on a Bellevue, Washington, loan of approximately $700,000. The Bellevue loan borrower filed for bankruptcy protection on June 6, 2002. The Company is currently assessing its potential for recovery.

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered.

Two of the Company's executives made a loan secured by a second mortgage in 2001, behind the first position mortgage of the Company, and ahead of a cross-collateralized third position mortgage held by the Company. The second mortgage was paid off in May 2002, putting the Company in a first and second position. The Company is currently in foreclosure proceedings on these Eagle, Idaho loans and has increased its provision for loan losses by $33,693 during the quarter to a total allowance for loan loss of $269,548 against loans receivable totaling approximately $2,466,000.


                                                                             11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED):
As a result of a slowdown in economic activity since September 11, 2001, the Company anticipates sales of its real estate, including foreclosed properties, may involve delays and possible losses.

RESULTS OF OPERATIONS (THREE MONTHS):
The Company's net loss for the quarter ended October 31, 2002, was approximately $511,000 compared with net income of approximately $1,141,000 for the quarter ended October 31, 2001. The change was primarily attributable to a $2,146,000 decrease in gain on sales of real estate in the quarter ended October 31, 2002, reduction of $373,000 in net interest income, and a reduction of $113,000 in net rental income, offset by an increase in income tax benefit of $851,000 and a decrease of $162,000 in the provision for loan losses.

Rental property revenue decreased by approximately $266,000 (45%) to approximately $326,000 in the quarter ended October 31, 2002, from approximately $592,000 in 2001. This decrease primarily resulted from reduced rents from properties sold during the year.

Rental property expenses were approximately $154,000 (29%) lower in 2002 than for the comparable three months in 2001. This decrease was due to decreased depreciation expense of approximately $52,000 (30%), decreased operating expense of $73,000 (31%), and decreased interest expense of $29,000 (24%).

Salaries and commissions were approximately $66,000 (16%) lower for the quarter ended October 31, 2002, than the comparable three months in 2001 due to lower commissions and bonuses paid or accrued in 2002.

Interest income, including loan fees, decreased approximately $452,000 (48%) for the three months ended October 31, 2002, compared with the similar period in 2001 as the variable interest rate on contracts and loans receivable decreased during the period, interest on some past due loans went to nonaccrual status, and the total amount of receivables declined. Loan fees declined approximately $192,000 (70%) to $84,000 from $276,000 because of a lack of new loan originations.

General and administrative expense increased approximately $94,000 (54%) for the three months ended October 31, 2002, compared with the same period in 2001, primarily because of legal expense increases of approximately $57,000 for various matters and restructuring expenses of approximately $40,000 in 2002.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $79,000 (15%) in the first quarter of 2002 compared with the same period in 2001 primarily due to the decrease in the rate of interest charged on bank borrowings tied to prime, and a reduction in interest-bearing debt.

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

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 6 - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

At a special meeting of the Board of Directors on October 7, 2002, a motion was passed which provided for the execution of employment agreements with seven employees through a restructuring period ending April 30, 2003. These agreements call for the payment of bonuses equal to 50% of annual pay (in lieu of one week of severance pay for each year of service unless this is greater than 26 weeks). A pro rata portion of these expenses has been recorded as of October 31, 2002.

On October 15, 2002, Kevin Guthrie resigned as a vice president of the Company and began employment with a Spokane property management company, which executed a property agreement with Pacific Security Financial, Inc. to provide services for Pacific Security's rental properties. In addition, Kevin Guthrie has deferred compensation of approximately $57,000 due to his separation from Pacific Security Financial, Inc.

                                                                              13
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Financial, Inc.



/s/ David L. Guthrie
-------------------------------------------------
David L. Guthrie
President/Chief Executive Officer
December 18, 2002


/s/ Donald J. Migliuri
-------------------------------------------------
Donald J. Migliuri
Secretary-Treasurer/Chief Financial Officer
December 18, 2002


                                                                              14
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

I, David L. Guthrie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific Security Financial, Inc. (the Company);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the Evaluation Date); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                                              15
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002



/s/ David L. Guthrie
----------------------------------
David L. Guthrie, President

                                                                              16
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

I, Donald J. Migliuri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pacific Security Financial, Inc. (the Company);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the Evaluation Date); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                                              17
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: December 13, 2002



/s/ Donald J. Migliuri
-------------------------------
Donald J. Migliuri, Treasurer

                                                                              18
--------------------------------------------------------------------------------