Form 10-Q
period 2003-01-31
PACIFIC SECURITY COMPANIES
filed 2003-03-17
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). [ ] Yes              [X] No

1,082,436 shares of common stock, par value $3.00 per share, were outstanding on March 14, 2003.

                        PACIFIC SECURITY FINANCIAL, INC.
                           FORM 10-Q QUARTERLY REPORT

                                Table of Contents

                                ---------------



PART I.  FINANCIAL INFORMATION
      Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated balance sheet                                                    1-2

           Consolidated statement of operations                                            3

           Consolidated statement of comprehensive income (loss)                           4

           Consolidated statement of cash flows                                          5-7

           Notes to unaudited financial statements                                       8-9

      Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations

           Financial condition and liquidity                                           10-11

           Results of operations                                                       12-13

      Item 3.  Qualitative and Quantitative Disclosures About Market Risk                 14

      Item 4.  Controls and Procedures                                                    14


part ii.  Other information

      Item 1.  Legal Proceedings                                                          14

      Item 2.  Changes in Securities and Use of Proceeds                                  14

      Item 3.  Defaults Upon Senior Securities                                            14

      Item 4.  Submission of Matters to a Vote of Security Holders                        14

      Item 5.  Other Information                                                          14

      Item 6.  Exhibits and Reports on Form 8-K                                           15


Signatures                                                                                16


Certifications                                                                         17-18

                                                      PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------

                                     ASSETS

                                                                          JANUARY 31         JULY 31,
                                                                             2003              2002
                                                                         (UNAUDITED)        (AUDITED)
                                                                         ------------      ------------
ASSETS
   Cash and cash equivalents                                             $    598,312      $    367,469
                                                                         ------------      ------------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                           --           166,182
         Unrelated                                                         18,790,789        25,871,569
         Less allowance for loan losses                                    (1,113,367)         (585,855)
                                                                         ------------      ------------

                                                                           17,677,422        25,451,896
      Accrued interest                                                        100,202           208,612
      Other                                                                   159,329           251,639
                                                                         ------------      ------------


                                                                           17,936,953        25,912,147
                                                                         ------------      ------------


   Investment in rental properties, net                                    12,749,501        12,811,852
                                                                         ------------      ------------


   Other investments
      Property held for sale and development                                3,654,248         4,399,921
                                                                         ------------      ------------

   Other assets
      Vehicles and equipment, net                                              87,679            78,553
      Prepaid and other, net                                                  189,116           234,410
      Federal income tax refund receivable                                         --           647,273
                                                                         ------------      ------------

                                                                              276,795           960,236
                                                                         ------------      ------------

         TOTAL ASSETS                                                    $ 35,215,809      $ 44,451,625
                                                                         ============      ============

See accompanying notes.                                                                               1
-------------------------------------------------------------------------------------------------------


                                                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                                      CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     JANUARY 31        JULY 31,
                                                                                        2003            2002
                                                                                    (UNAUDITED)       (AUDITED)
                                                                                     -----------     -----------
LIABILITIES
   Notes payable to banks                                                            $11,045,473     $16,438,964
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                                         --          28,158
      Unrelated                                                                        7,768,530       8,636,785
   Debenture bonds                                                                     8,914,022       9,996,954
   Accrued expenses and other liabilities
      Related parties                                                                    156,454         144,928
      Unrelated                                                                          660,412         896,541
   Deferred income taxes                                                                 530,372       1,096,699
                                                                                     -----------     -----------

                                                                                      29,075,263      37,239,029
                                                                                     -----------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                                     300,000         300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                                     --              --
   Common stock
      Original class, authorized 2,500,000 no par value shares;
         $3 stated value; issued and outstanding,
         1,083,182 and 1,084,289 shares                                                3,249,547       3,252,866
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                               --              --
   Additional paid-in capital                                                          1,830,941       1,830,941
   Retained earnings                                                                     760,058       1,828,789
                                                                                     -----------     -----------

         Total stockholders' equity                                                    6,140,546       7,212,596
                                                                                     -----------     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $35,215,809     $44,451,625
                                                                                     ===========     ===========


See accompanying notes.                                                                                        2
----------------------------------------------------------------------------------------------------------------

                                                        PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------------------------------------------

                                          THREE MONTHS ENDED JANUARY 31,     SIX MONTHS ENDED JANUARY 31,
                                          ------------------------------     ----------------------------
                                              2003              2002             2003            2002
                                          ------------      ------------     -----------      -----------
Income
   Rental                                  $   381,752      $   334,941      $   708,041      $   927,406
   Interest, including loan fees of
      $50,015 and $244,777
      and $134,117 and $521,051                440,525          814,993          924,544        1,751,188
   Gain (loss) on sale of real estate          (26,342)        (155,769)         (26,970)       1,989,818
   Other, net                                   13,352            2,259           19,479           11,257
                                           -----------      -----------      -----------      -----------
                                               809,287          996,424        1,625,094        4,679,669
                                           -----------      -----------      -----------      -----------

Expense
   Rental operations
      Depreciation and amortization            121,846          127,823          244,403          302,234
      Interest                                  80,642          117,753          172,621          238,419
      Other                                    169,625          168,127          332,109          403,620
                                           -----------      -----------      -----------      -----------
                                               372,113          413,703          749,133          944,273

   Interest, net of amount capitalized         425,529          496,809          888,734        1,039,166
   Salaries and commissions                    196,565          225,306          528,829          623,230
   General and administrative                  224,747          137,427          494,384          313,058
   Depreciation and amortization                11,460           11,473           24,431           23,075
   Provision for loan loss                     423,819           82,207          558,872          379,207
                                           -----------      -----------      -----------      -----------
                                             1,654,233        1,366,925        3,244,383        3,322,009
                                           -----------      -----------      -----------      -----------

         Income (loss) before income
            tax (benefit) provision           (844,946)        (370,501)      (1,619,289)       1,357,660
Income tax (benefit) provision                (287,281)        (125,644)        (550,558)         461,931
                                           -----------      -----------      -----------      -----------
         NET INCOME (LOSS)                    (557,665)        (244,857)      (1,068,731)         895,729

Less preferred stock dividends                      --               --          (18,000)         (18,000)
                                           -----------      -----------      -----------      -----------

         Income (loss) available to
            common stockholders            $  (557,665)     $  (244,857)     $(1,086,731)     $   877,729
                                           ===========      ===========      ===========      ===========

Net income (loss) per common share
   basis and diluted                       $     (0.51)     $     (0.22)     $     (1.00)     $      0.79
                                           ===========      ===========      ===========      ===========

Weighted-average common shares
   outstanding basic and diluted             1,083,222        1,104,096        1,083,421        1,105,336
                                           ===========      ===========      ===========      ===========


See accompanying notes.                                                                                 3
---------------------------------------------------------------------------------------------------------



                                                      PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
---------------------------------------------------------------------------------------------------------

                                          THREE MONTHS ENDED JANUARY 31,     SIX MONTHS ENDED JANUARY 31,
                                           ----------------------------      ----------------------------
                                               2003             2002             2003             2002
                                           -----------      -----------      -----------      -----------
Net income (loss)                          $  (557,665)     $  (244,857)     $(1,068,731)     $   895,729
                                           -----------      -----------      -----------      -----------

         Other comprehensive income
            (loss) before income taxes        (557,665)        (244,857)      (1,068,731)         895,729
                                           -----------      -----------      -----------      -----------

         COMPREHENSIVE
            INCOME (LOSS)                  $  (557,665)     $  (244,857)     $(1,068,731)     $   895,729
                                           ===========      ===========      ===========      ===========


See accompanying notes.                                                                                 4
---------------------------------------------------------------------------------------------------------

                                                   PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------


                                                                        SIX MONTHS ENDED JANUARY 31,
                                                                        ----------------------------
                                                                            2003             2002
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                                 $   854,708      $ 1,079,101
   Interest received                                                      1,032,955        1,788,796
   Cash paid to suppliers and employees                                  (1,479,572)      (1,395,701)
   Interest paid, net of amounts capitalized                               (847,990)      (1,065,574)
   Income taxes refunded (paid)                                             631,505          (40,000)
                                                                        -----------      -----------

         Net cash provided by operating activities                          191,606          366,622
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of real estate and fixed assets                    2,179,204          520,216
   Collections on contracts, mortgages, finance notes, and loans
      receivable                                                          8,014,292        8,784,851
   Investment in contracts, mortgages, notes, and loans
      receivable                                                         (1,617,330)      (8,018,334)
   Additions to rental properties, property held for sale, property
      under development, vehicles, and equipment                           (844,890)        (439,816)
   Change in restricted investments and cash equivalents                         --          (19,480)
                                                                        -----------      -----------

         Net cash provided by investing activities                        7,731,276          827,437
                                                                        -----------      -----------



See accompanying notes.                                                                            5
----------------------------------------------------------------------------------------------------


                                       PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------


                                                            SIX MONTHS ENDED JANUARY 31,
                                                            ----------------------------
                                                                2003             2002
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements           $(5,393,492)     $(1,043,870)
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                              --          200,000
   Payments on installment contracts, mortgage notes,
      and notes payable                                        (896,413)        (176,239)
   Proceeds from sales of debenture bonds                            --           22,800
   Redemption of debenture bonds                             (1,380,815)        (543,081)
   Purchase and retirement of common stock                       (3,319)         (19,269)
   Payment of dividends on preferred stock                      (18,000)         (18,000)
                                                            -----------      -----------

         Net cash used by financing activities               (7,692,039)      (1,577,659)
                                                            -----------      -----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                230,843         (383,600)

Cash and cash equivalents, beginning of year                    367,469          639,122
                                                            -----------      -----------

Cash and cash equivalents, end of year                      $   598,312      $   255,522
                                                            ===========      ===========


See accompanying notes.                                                                6
----------------------------------------------------------------------------------------



                                                  PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------


                                                                       SIX MONTHS ENDED JANUARY 31,
                                                                       ----------------------------
                                                                           2003             2002
                                                                       -----------      -----------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                          $(1,068,731)     $   895,729
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                        268,834          325,309
      Deferred income tax benefit                                         (566,327)         416,931
      Interest accrued on debenture bonds                                  297,883          301,363
      (Gain) loss on sales of real estate                                   26,970       (1,989,817)
      Provision for loan loss                                              558,872          379,207
      Change in assets and liabilities:
         Accrued interest receivable                                       108,410           37,608
         Prepaid expenses                                                   34,878           57,787
         Accrued expense                                                  (177,407)        (139,145)
         Income taxes receivable                                           647,273            5,000
         Other, net                                                         60,951           76,650
                                                                       -----------      -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   191,606      $   366,622
                                                                       ===========      ===========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                                   $   400,000      $ 6,679,280
                                                                       ===========      ===========

   Property held for sale and development acquired in satisfaction
      for defaulted loan receivable                                    $ 1,250,000      $        --
                                                                       ===========      ===========

   Impairment of real estate owned against provision for
      loan loss                                                        $        --      $    60,000
                                                                       ===========      ===========



See accompanying notes.                                                                           7
---------------------------------------------------------------------------------------------------

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

The results of operations for the six months ended January 31, 2003, are not necessarily indicative of the results to be expected for the full year.

RECLASSIFICATIONS:
Certain reclassifications have been made in the prior period's financial statements in order to conform with the current period financials. The reclassifications had no effect on previously reported net income (loss) or equity.

NOTE 2 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the six months ended January 31, 2003 and 2002, is as follows:

                                                                    Real Estate
                                                  Commercial        Rental and
                                                    Lending         Receivables
                                                  Operations        Operations           Total
                                                 ------------      ------------      ------------
2003
   Revenue                                       $    498,530      $  1,126,564      $  1,625,094
   Loss from operations, before tax (benefit)        (843,424)         (775,865)       (1,619,289)
   Identifiable assets, net                        12,046,360        23,169,449        35,215,809
   Depreciation and amortization                        2,485           266,349           268,834
   Capital expenditures                                 2,382           842,508           844,890

2002
   Revenue                                       $  1,494,316      $  3,185,353      $  4,679,669
   Income from operations, before tax (benefit)       306,390         1,051,270         1,357,660
   Identifiable assets, net                        22,113,353        26,524,846        48,638,199
   Depreciation and amortization                        2,485           322,824           325,309
   Capital expenditures                                40,414           399,402           439,816


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


                                                                               9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:
At January 31, 2003, the Company had total stockholders' equity of approximately $6,141,000 and a total liabilities to equity ratio of 4.7 to 1, which decreased from 5.16 to 1 at July 31, 2002. During the quarter, the Company's primary sources of funds were approximately $8,014,000 in real estate contract and loan collections, $2,179,000 in net proceeds from the sales of real estate, and approximately $192,000 from operating activities. The primary uses of funds were approximately $1,617,000 for investments in contracts and loans receivable, approximately $7,692,000 for net debt reduction, and $845,000 for property improvements.

The Company's sources of liquidity traditionally have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division who has capped the amount of debentures the Company may sell or by the individual banks through covenants included in the lines of credit loan agreements.

An additional source of liquidity is the issuance of participation interests in certain loans originated by the Company. The total of these non-recourse participations was approximately $1,996,000 at January 31, 2003, and $3,495,000 at July 31, 2002.

At January 31, 2003, the Company's outstanding lines of credit and other banking agreements totaled approximately $11,045,473. The remaining unused portions of the lines of credit may not be fully available to the Company to meet operational needs because of violation of covenants at the Company's banks. One bank negotiated a reduction in total line availability from $4.75 million to $4 million effective November 27, 2002. Subsequent to the quarter ended January 31, 2003, the Company induced a borrower with a 10% discount of $318,000 on a contract of approximately $3,181,000 to pay off and provide funds to pay off the Company's bank line on March 3, 2003. The bank continues to work with the Company on a loan of $1,050,000 that was paid down to $880,000 on March 3, 2003, and that is collateralized by a Company loan to a borrower who filed for bankruptcy. The bank has verbally agreed to extend the loan for a period of six months with interest only paid monthly. After six months the loan will be evaluated based on market and other business conditions. Another financial institution the Company has relied upon as a source of funding for its commercial real estate loans has, subsequent to fiscal year end, indicated they are terminating (nationally) from all or nearly all, commercial warehouse lines of credit. This financial institution has agreed to work with the Company to allow all current loans totaling approximately $4,952,000 to pay off as they mature, which is anticipated to occur by June 30, 2003. Management does not currently believe that this line of credit can be replaced by another lender. This event will materially impact the Company's liquidity and profitability. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans.

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

The Company has begun to implement strategies for restructuring, which include liquidating a majority of the Company's assets over the course of the next year. The Company has reduced personnel during the year, incurring restructuring charges for severance payments and employment contracts for seven employees. It is management's intention that the Company will continue to own and invest in commercial real estate upon completion of the restructuring, at which time management intends to evaluate the opportunities to continue financing commercial real estate in light of market conditions and available capital.

The Company's management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company's position relative to bankruptcy filings by borrowers must be assessed.

An additional provision for loan loss of approximately $319,000 was made during the quarter ending January 31, 2003, bringing the total allowance for loan loss to 100% on a Bellevue, Washington, loan of approximately $669,000. The Bellevue loan borrower filed for bankruptcy protection on June 6, 2002. A judgment has been sought for the balance owed. The Company is currently assessing its potential for recovery.

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered through the sale of the foreclosed property that was acquired through a trustee's sale after the bankruptcy stay was lifted in December 2002.

The Company was stayed in foreclosure proceedings on three Eagle, Idaho loans when the borrower filed for bankruptcy protection on December 19, 2002. A total allowance for loan loss of $269,548 has been provided against loans receivable totaling approximately $2,466,000.

An additional provision for loan loss of $30,000 was made during the quarter ending January 31, 2003, bringing the total allowance for loan loss to $100,000 on a Kirkland, Washington, loan of approximately $140,000. The borrower was forced into involuntary bankruptcy by unsecured creditors. A trustee's sale of the property is scheduled for May 9, 2003.


                                                                              11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (THREE MONTHS):
The Company's net loss for the quarter ended January 31, 2003, was approximately $558,000 compared with net loss of approximately $245,000 for the quarter ended January 31, 2002. The change was primarily attributable to a reduction of $303,000 in net interest income, and an increase of $342,000 in the provision for loan losses, offset by an increase of $88,000 in net rental income, and a $129,000 decrease in pre-tax loss on sales of real estate in the quarter ended January 31, 2003.

Rental revenue increased by approximately $47,000 (14%) to approximately $382,000 in the quarter ended January 31, 2003, from approximately $335,000 in 2002. This increase primarily resulted from increased rents from new tenants in the Peyton and Pier 1 Buildings offsetting reduced rents from properties sold during the prior year.

Rental property expenses were approximately $42,000 (10%) lower in 2003 than for the comparable three months in 2002. This decrease was due to decreased interest expense of $37,000 (32%), and decreased depreciation of $6,000 (5%), offsetting increased operating expense of $1,000 (1%).

Salaries and commissions were approximately $29,000 (13%) lower for the quarter ended January 31, 2003, than the comparable three months in 2002 due to lower commissions paid in 2003 and a reduction in personnel.

Interest income, including loan fees, decreased approximately $374,000 (46%) for the three months ended January 31, 2003, compared with the similar period in 2002 as the variable interest rate on contracts and loans receivable decreased during the period, interest on some past due loans went to nonaccrual status, and the total amount of receivables declined. Loan fees declined approximately $195,000 (80%) to $50,000 from $245,000 because of a lack of new loan originations.

General and administrative expense increased approximately $87,000 (64%) for the three months ended January 31, 2003, compared with the same period in 2002, primarily because of net restructuring expenses of approximately $92,000 in 2003 for employment contracts with certain employees.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $71,000 (14%) in the second quarter of 2003 compared with the same 2002 period primarily due to a reduction in interest-bearing debt.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34.0% in 2003 and 2002.


                                                                              12
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (SIX MONTHS):
The Company's net loss for the six months ended January 31, 2003, was approximately $1,068,000 compared with net income of approximately $896,000 for the six months ended January 31, 2002. The decrease was primarily attributable to approximately $2,017,000 in pre-tax reduction in gain on sales of real estate in 2003 compared to 2002, a decrease of $676,000 in net interest income, an increase of $180,000 in the provision for loan losses, and increase of $181,000 in general and administrative expenses.

Rental revenue decreased approximately $219,000 (24%) in the six months ended January 31, 2003, compared to the six months ended January 31, 2002. This primarily resulted from decreased rents due to sales of rental properties, including an apartment complex and an office building in October 2001.

Rental property expense was approximately $195,000 (21%) lower in 2003 than for the comparable six months in 2002. This resulted from decreased operating expense of approximately $72,000 (18%), decreased interest expense of $66,000 (28%), and a decrease in depreciation of $58,000 (19%).

Interest income, including loan fees, was approximately $827,000 (47%) less for the six months ended January 31, 2003, compared with the similar period in 2002 as interest earned on the average outstanding balance in contracts and notes receivable decreased during the period, primarily due to a lack of new loans originated by the Company.

Salaries and commissions were approximately $94,000 (15%) lower in the six months ended January 31, 2003, than for the comparable six months in 2002, primarily because of a reduction in personnel. However, restructuring expenses for severance payments and employment contracts for certain employees were incurred in 2003 and were primarily responsible for an increase of approximately $181,000 in general and administrative expenses.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was approximately $150,000 (14%) less in 2003 than in 2002 primarily due to a decrease in interest rates on borrowings tied to bank prime rates.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34.0% in 2003 and 2002.


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

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not engaged in any legal proceeding of a material nature at January 31, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.


                                                                              14
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
                                                                            RISK
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 99.1 -- Certification Pursuant to 18 U.S. C. ss. 1350

         (b)      Reports on Form 8-K

                  None

                                                                              15
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Financial, Inc.



/s/ David L. Guthrie
---------------------------------------
David L. Guthrie
President/Chief Executive Officer
March 14, 2003


/s/ Donald J. Migliuri
---------------------------------------
Donald J. Migliuri
Secretary-Treasurer
March 14, 2003


                                                                              16
--------------------------------------------------------------------------------

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

Dated: March 14, 2003


/s/ David L. Guthrie
----------------------------
David L. Guthrie, President

                                                                              17
--------------------------------------------------------------------------------

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


Dated: March 14, 2003


/s/ Donald J. Migliuri
------------------------------
Donald J. Migliuri, Treasurer

                                                                              18
--------------------------------------------------------------------------------