Form 10-Q
period 2003-04-30
PACIFIC SECURITY COMPANIES
filed 2003-06-13
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Washington                               91-0669906
----------------------------------------   ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

          10 North Post Street
           325 Peyton Building
        Spokane, Washington 99201                     (509) 444-7700
----------------------------------------   ------------------------------------
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

         [ X ]    Yes                       [    ]   No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). [    ]    Yes      [ X ]    No

1,080,615 shares of common stock, par value $3.00 per share, were outstanding on June 6, 2003.

                        PACIFIC SECURITY FINANCIAL, INC.
                           FORM 10-Q QUARTERLY REPORT

                                Table of Contents

                                -----------------

PART I.  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated balance sheet                                    1-2

           Consolidated statement of operations                            3

           Consolidated statement of comprehensive income (loss)           4

           Consolidated statement of cash flows                          5-7

           Notes to unaudited financial statements                      8-11

      Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

           Financial condition and liquidity                           12-13

           Results of operations                                       14-16

      Item 3.  Quantitative and Qualitative Disclosures
      About Market Risk                                                   17

      Item 4.  Controls and Procedures                                    17


part ii.  Other information

      Item 1.  Legal Proceedings                                          17

      Item 2.  Changes in Securities and Use of Proceeds                  17

      Item 3.  Defaults Upon Senior Securities                            17

      Item 4.  Submission of Matters to a Vote of Security Holders        17

      Item 5.  Other Information                                          18

      Item 6.  Exhibits and Reports on Form 8-K                           18


Signatures                                                                19


Certifications                                                         20-24

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                                         April 30,          July 31,
                                                                            2003              2002
                                                                        (Unaudited)        (Audited)
                                                                        ------------     ------------
ASSETS
   Cash and cash equivalents                                            $    944,793     $    367,469
                                                                        ------------     ------------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                          --          166,182
         Unrelated                                                        12,168,927       25,871,569
         Less allowance for loan losses                                   (1,054,593)        (585,855)
                                                                        ------------     ------------

                                                                          11,114,334       25,451,896
      Accrued interest                                                        55,752          208,612
      Other                                                                  233,295          251,639
                                                                        ------------     ------------

                                                                          11,403,381       25,912,147
                                                                        ------------     ------------

   Investment in rental properties, net                                   11,322,650       12,811,852
                                                                        ------------     ------------

   Other investments
      Property held for sale and development                               3,046,066        4,399,921
                                                                        ------------     ------------

   Other assets
      Vehicles and equipment, net                                             81,842           78,553
      Prepaid and other, net                                                 178,285          234,410
      Federal income tax refund receivable                                        --          647,273
                                                                        ------------     ------------

                                                                             260,127          960,236
                                                                        ------------     ------------

         TOTAL ASSETS                                                   $ 26,977,017     $ 44,451,625
                                                                        ============     ============

See accompanying notes.                                                        1
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       April 30,       July 31,
                                                                          2003           2002
                                                                      (Unaudited)     (Audited)
                                                                      -----------    -----------
LIABILITIES
   Notes payable to banks                                             $ 5,550,226    $16,438,964
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                          --         28,158
      Unrelated                                                         6,410,914      8,636,785
   Debenture bonds                                                      8,633,962      9,996,954
   Accrued expenses and other liabilities
      Related parties                                                     114,725        144,928
      Unrelated                                                           600,328        896,541
   Deferred income taxes                                                  191,191      1,096,699
                                                                      -----------    -----------

                                                                       21,501,346     37,239,029
                                                                      -----------    -----------
STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                      300,000        300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                      --             --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,081,027 and
         1,084,289 shares                                               3,243,081      3,252,866
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                --             --
   Additional paid-in capital                                           1,830,941      1,830,941
   Retained earnings                                                      101,649      1,828,789
                                                                      -----------    -----------

         Total stockholders' equity                                     5,475,671      7,212,596
                                                                      -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $26,977,017    $44,451,625
                                                                      ===========    ===========

See accompanying notes.                                                        2
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                          Three Months Ended April 30,    Nine Months Ended April 30,
                                          ----------------------------    ---------------------------
                                              2003            2002            2003            2002
                                          -----------     -----------     -----------     -----------
Income
   Rental                                 $   354,119     $   307,407     $ 1,062,160     $ 1,234,813
   Interest, including loan fees of
      $60,850 and $140,726
      and $194,967 and $661,777               288,611         680,397       1,213,155       2,431,585
   Gain (loss) on sale of real estate        (179,156)        (75,238)       (206,126)      1,914,580
   Other, net                                   2,905           4,871          22,384          16,128
                                          -----------     -----------     -----------     -----------

                                              466,479         917,437       2,091,573       5,597,106
                                          -----------     -----------     -----------     -----------

Expense
   Rental operations
      Depreciation and amortization           115,650         116,273         360,053         418,507
      Interest                                 64,377          93,507         236,998         331,926
      Other                                   192,016         151,064         524,125         554,684
                                          -----------     -----------     -----------     -----------

                                              372,043         360,844       1,121,176       1,305,117

   Interest, net of amount capitalized        313,654         481,373       1,202,388       1,520,539
   Salaries and commissions                   366,656         215,475         895,485         838,705
   General and administrative                  86,634         167,236         581,017         480,294
   Depreciation and amortization                7,017          11,998          31,448          35,073
   Contract discount                          318,066              --         318,066              --
   Provision for loan loss                         --         351,152         558,872         730,359
                                          -----------     -----------     -----------     -----------

                                            1,464,070       1,588,078       4,708,452       4,910,087
                                          -----------     -----------     -----------     -----------

         Income (loss) before income
            tax (benefit) provision          (997,591)       (670,641)     (2,616,879)        687,019

Income tax (benefit) provision               (339,181)       (228,345)       (889,739)        233,586
                                          -----------     -----------     -----------     -----------

         NET INCOME (LOSS)                   (658,410)       (442,296)     (1,727,140)        453,433

Less preferred stock dividends                     --              --         (18,000)        (18,000)
                                          -----------     -----------     -----------     -----------

         Income (loss) available to
            common stockholders           $  (658,410)    $  (442,296)    $(1,745,140)    $   435,433
                                          ===========     ===========     ===========     ===========

Net income (loss) per common
   share basic and diluted                $     (0.61)    $     (0.40)    $     (1.61)    $      0.41
                                          ===========     ===========     ===========     ===========

Weighted-average common shares
   outstanding basic and diluted            1,082,216       1,100,791       1,083,019       1,103,821
                                          ===========     ===========     ===========     ===========

See accompanying notes.                                                        3
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                 Three Months Ended April 30,    Nine Months Ended April 30,
                                 ----------------------------    ---------------------------
                                    2003            2002             2003           2002
                                 -----------     -----------     -----------     -----------
         Net income (loss)       $  (658,410)    $  (442,296)    $(1,727,140)    $   453,433

Other comprehensive income
   (loss) before income taxes             --              --              --              --
                                 -----------     -----------     -----------     -----------

         COMPREHENSIVE
            INCOME (LOSS)        $  (658,410)    $  (442,296)    $(1,727,140)    $   453,433
                                 ===========     ===========     ===========     ===========

See accompanying notes.                                                        4
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        Nine Months Ended April 30,
                                                                       -----------------------------
                                                                           2003             2002
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                                $  1,148,598     $  1,396,636
   Interest received                                                      1,366,015        2,500,942
   Cash paid to suppliers and employees                                  (2,629,678)      (1,799,681)
   Interest paid, net of amounts capitalized                             (1,099,425)      (1,533,176)
   Income taxes refunded (paid)                                             631,505          (60,000)
                                                                       ------------     ------------

         Net cash provided (used) by operating activities                  (582,985)         504,721
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of real estate and fixed assets                    3,714,314        1,295,952
   Collections on contracts, mortgages, finance notes, and loans
      receivable                                                         15,289,383       11,818,670
   Investment in contracts, mortgages, notes, and loans
      receivable                                                         (1,740,821)     (10,652,280)
   Additions to rental properties, property held for sale, property
      under development, vehicles, and equipment                         (1,170,692)        (724,751)
   Change in restricted investments                                              --          (19,480)
                                                                       ------------     ------------

         Net cash provided by investing activities                       16,092,184        1,718,111
                                                                       ------------     ------------

See accompanying notes.                                                        5
--------------------------------------------------------------------------------

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Nine Months Ended April 30,
                                                           -----------------------------
                                                               2003             2002
                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements          $(10,888,738)    $ (1,271,410)
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                              --          200,000
   Payments on installment contracts, mortgage notes,
      and notes payable                                      (2,254,030)        (947,475)
   Proceeds from sales of debenture bonds                            --           31,009
   Redemption of debenture bonds                             (1,761,322)        (594,970)
   Purchase and retirement of common stock                       (9,785)         (75,879)
   Payment of dividends on preferred stock                      (18,000)         (18,000)
                                                           ------------     ------------

         Net cash used by financing activities              (14,931,875)      (2,676,725)
                                                           ------------     ------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                577,324         (453,893)

Cash and cash equivalents, beginning of year                    367,469          639,122
                                                           ------------     ------------

Cash and cash equivalents, end of period                   $    944,793     $    185,229
                                                           ============     ============

See accompanying notes.                                                        6
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                      Nine Months Ended April 30,
                                                                      ---------------------------
                                                                         2003            2002
                                                                      -----------     -----------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                                         $(1,727,140)    $   453,433
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                       391,501         434,830
      Deferred income tax (benefit) expense                              (905,508)        168,586
      Interest accrued on debenture bonds                                 398,330         412,343
      (Gain) loss on sales of real estate                                 206,126      (1,914,581)
      Provision for loan loss                                             468,738         730,359
      Change in assets and liabilities:
         Accrued interest receivable                                      152,860          69,357
         Prepaid expenses                                                  56,125          87,443
         Accrued expense                                                 (289,634)        (19,051)
         Income taxes receivable                                          647,273           5,000
         Other, net                                                        18,344          77,002
                                                                      -----------     -----------

         NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES                                                $  (582,985)    $   504,721
                                                                      ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                                  $   929,739     $ 6,679,280
                                                                      ===========     ===========

   Property held for sale and development acquired in satisfaction
      for defaulted loan receivable                                   $ 1,250,000     $    58,080
                                                                      ===========     ===========

   Impairment of real estate owned against provision for
      loan loss                                                       $        --     $    60,000
                                                                      ===========     ===========

See accompanying notes.                                                        7
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

The results of operations for the nine months ended April 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

                                                                               9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the nine months ended April 30, 2003 and 2002, is as follows:

                                                                Real Estate,
                                               Commercial       Rental, and
                                                Lending         Receivables
                                               Operations       Operations          Total
                                              ------------     ------------     ------------
2003
   Revenue                                    $    598,701     $  1,492,872     $  2,091,573
   Loss from operations, before tax (benefit)   (1,095,552)      (1,521,327)      (2,616,879)
   Identifiable assets, net                      8,348,880       18,628,137       26,977,017
   Depreciation and amortization                     3,664          387,837          391,501
   Capital expenditures                              2,382        1,168,310        1,170,692

2002
   Revenue                                    $  2,007,034     $  3,590,072     $  5,597,106
   Income from operations, before tax               44,114          642,905          687,019
   Identifiable assets, net                     22,433,863       24,645,702       47,079,565
   Depreciation and amortization                     3,727          449,853          453,580
   Capital expenditures                             40,414          684,337          724,751

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

                                                                              10
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial position or results of operations.


NOTE 4 - SUBSEQUENT EVENT

Subsequent to April 30, 2003, the Company sold a rental property located in Boise, Idaho, for approximately $1,024,000, resulting in a loss of approximately $218,000. The net book value of this commercial building was approximately $1,204,000.

                                                                              11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:
At April 30, 2003, the Company had total stockholders' equity of approximately $5,476,000 and a total liabilities to equity ratio of 3.93 to 1, which decreased from 5.16 to 1 at July 31, 2002. During the fiscal year-to-date, the Company's primary sources of funds were approximately $15,289,000 in real estate contract and loan collections and $3,714,000 in net proceeds from the sales of real estate. The primary uses of funds were approximately $14,904,000 for net debt reduction, approximately $1,741,000 for investments in contracts and loans receivable, $1,171,000 for property improvements, and $583,000 for operating activities.

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

An additional source of liquidity is the issuance of participation interests in certain loans originated by the Company. The total of these non-recourse participations was approximately $2,145,000 at April 30, 2003, and $3,495,000 at July 31, 2002.

At April 30, 2003, the Company's outstanding banking agreements totaled approximately $5,550,000 with an additional $6,411,000 due for installment contracts, mortgage notes, and notes payable. During the quarter ended April 30, 2003, the Company induced a borrower with a discount of $318,000 (10%) on a contract of approximately $3,181,000 to pay off and provide funds to pay off the Company's bank line on March 3, 2003. The bank continues to work with the Company on a loan that was paid down to $880,000 on March 3, 2003, and that is collateralized by a Company loan to a borrower who filed for bankruptcy. The bank has agreed to extend the loan for a period of six months to September 3, 2003, with interest only paid monthly. After six months the loan will be evaluated based on market and other business conditions. Another financial institution the Company has relied upon as a source of funding for its commercial real estate loans has indicated they are terminating (nationally) all or nearly all, commercial warehouse lines of credit. This financial institution agreed to work with the Company to allow a current loan totaling approximately $1,858,000 to pay off as it matured. The final payoff occurred in May 2003 subsequent to the quarter ended April 30, 2003. Management does not believe that this line of credit can be quickly replaced by another lender. This will materially impact the Company's liquidity and profitability. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans.

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

The Company has begun to implement strategies for restructuring, which include liquidating a majority of the Company's assets over the course of the next year. The Company has reduced personnel during the year, incurring restructuring charges exceeding $300,000 for severance payments and employment contracts for seven employees. Six employees have continued to work for the Company after the April 30, 2003, employment contract ending date. It is management's intention that the Company will continue to own and invest in commercial real estate upon completion of the restructuring, at which time management intends to evaluate the opportunities to continue financing commercial real estate in light of market conditions and available capital.

The Company's management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company's position relative to bankruptcy filings by borrowers must be assessed.

No additional provision for loan loss was made during the quarter ending April 30, 2003. The allowance for loan loss includes a 100% allowance on a Bellevue, Washington, loan of approximately $669,000. The Bellevue loan borrower filed for bankruptcy protection on June 6, 2002. A judgment has been sought for the balance owed.

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered through the sale of the foreclosed property that was acquired through a trustee's sale after the bankruptcy stay was lifted in December 2002.

The Company was stayed in foreclosure proceedings on three Eagle, Idaho loans when the borrower filed for bankruptcy protection on December 19, 2002. A total allowance for loan loss of $269,000 has been provided against loans receivable totaling approximately $2,460,000. A trustee's sale has been scheduled for June 12, 2003, and the Company is negotiating with the borrower and other interested parties.

On a Kirkland, Washington, loan of approximately $140,000, the allowance for loan loss is $100,000. The borrower was forced into involuntary bankruptcy by unsecured creditors. A trustee's sale of the property scheduled for May 9, 2003, was postponed. The Company is currently assessing its potential for recovery.

The borrower on two loans totaling approximately $995,000 filed for bankruptcy in March 2003. The loans are collateralized by eight lots, including one partially finished house and eleven acres of land in Oakland Hills, California. The Company is currently assessing its potential for recovery and has made no provision for loan loss on these loans.

                                                                              13
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (THREE MONTHS):
The Company's net loss for the quarter ended April 30, 2003, was approximately $658,000 compared with a net loss of approximately $442,000 for the quarter ended April 30, 2002. The change was primarily attributable to a reduction of $224,000 in net interest income, an increase of $318,000 in contract discount expense, an increase of $151,000 in salaries and commission, and a $104,000 increase in pre-tax loss on sales of real estate offset by a decrease of $351,000 in the provision for loan losses, a decrease of $81,000 in general and administrative expense, an increase of $36,000 in net rental income, and an increase of $111,000 in income tax benefit in the quarter ended April 30, 2003, compared with the similar period in 2002.

Rental revenue increased by approximately $47,000 (15%) to approximately $354,000 in the quarter ended April 30, 2003, from approximately $307,000 in 2002. This increase primarily resulted from increased rents from new tenants in the Peyton and Pier 1 Buildings offsetting reduced rents from properties sold during the prior year.

Rental property expenses were approximately $11,000 (3%) higher in 2003 than for the comparable three months in 2002. This increase was due to increased operating expense of $41,000 (27%) primarily due to new parking garage charges that more than offset decreased interest expense of $29,000 (31%) and decreased depreciation of $1,000 (1%).

Salaries and commissions were approximately $151,000 (70%) higher for the quarter ended April 30, 2003, than the comparable three months in 2002 due to one-time payments of approximately $231,000, made under employment contracts to employees as part of restructuring charges. These one-time charges, a portion of which was previously accrued as restructuring charges in general and administrative expense, more than offset the costs saved by reducing personnel during the quarter.

Interest income, including loan fees, decreased approximately $392,000 (58%) for the three months ended April 30, 2003, compared with the similar period in 2002 as the variable interest rate on contracts and loans receivable decreased during the period and the total amount of receivables declined. Loan fees declined approximately $80,000 (57%) to $61,000 from $141,000 because of a lack of new loan originations.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $168,000 (35%) in the third quarter of 2003 compared with the same 2002 period primarily due to a reduction in interest-bearing debt.

General and administrative expense decreased approximately $81,000 (48%) for the three months ended April 30, 2003, compared with the same period in 2002, primarily because some previously accrued restructuring charges were reversed and paid as salaries and commissions.

The contract discount of $318,000 was provided to a borrower to induce the payoff of a $3,181,000 contract receivable.

                                                                              14
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (THREE MONTHS) (CONTINUED):
No provision for loan loss was made in the quarter ended April 30, 2003, compared with $351,000 provided in the same period in 2002 as management determined the existing allowance was adequate.

The Company's effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34.0% in 2003 and 2002.

RESULTS OF OPERATIONS (NINE MONTHS):
The Company's net loss for the nine months ended April 30, 2003, was approximately $1,727,000 compared with net income of approximately $453,000 for the nine months ended April 30, 2002. The decrease was primarily attributable to approximately $2,121,000 in pre-tax reduction in gain on sales of real estate in 2003 compared to 2002, a decrease of $900,000 in net interest income, an increase of $318,000 in contract discount expense, an increase of $101,000 in general and administrative expenses offset by a decrease of $171,000 in the provision for loan losses.

Rental revenue decreased approximately $173,000 (14%) in the nine months ended April 30, 2003, compared to the nine months ended April 30, 2002. This primarily resulted from decreased rents due to sales of rental properties, including an apartment complex and an office building in October 2001.

Rental property expense was approximately $184,000 (14%) lower in 2003 than for the comparable nine months in 2002. This resulted from decreased operating expense of approximately $31,000 (6%), decreased interest expense of $95,000 (29%), and a decrease in depreciation of $58,000 (14%).

Interest income, including loan fees, was approximately $1,218,000 (50%) less for the nine months ended April 30, 2003, compared with the similar period in 2002 as interest earned on the average outstanding balance in contracts and notes receivable decreased during the period. Loan fees declined approximately $467,000 (70%) primarily due to a lack of new loans originated by the Company.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was approximately $318,000 (21%) less in 2003 than in 2002 primarily due to a reduction in outstanding debt and a decrease in interest rates on borrowings tied to bank prime rates.

Salaries and commissions were approximately $57,000 (7%) higher in the nine months ended April 30, 2003, than for the comparable nine months in 2002, primarily because one-time restructuring expenses for severance payments and employment contracts for certain employees were incurred in 2003 and more than offset the costs saved by reducing personnel.

                                                                              15
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (NINE MONTHS) (CONTINUED):
General and administrative expense increased approximately $101,000 (21%) in the nine months ended April 30, 2003, compared with the similar period in 2002 primarily because of increases in legal fees and real estate taxes.

The contract discount of $318,000 was provided to a borrower to induce the payoff of a $3,181,000 contract receivable.

The provision for loan loss was approximately $171,000 (23%) less in 2003 than 2002 as the Company continued to aggressively pursue legal remedies (including foreclosure actions) to collect outstanding receivables.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34.0% in 2003 and 2002 resulting in a tax benefit of approximately $890,000 in 2003 compared with an expense of approximately $234,000 in 2002.

                                                                              16
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not engaged in any legal proceeding of a material nature at April 30, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two Directors, Constance Guthrie and Jack Bury (replacing Wayne Guthrie), were elected to the Board of Directors and Moss Adams LLP was approved as the Company's outside independent auditor by a vote of the stockholders at the annual meeting of stockholders on April 29, 2003.

                                                                              17
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 99.1 -- Certification Pursuant to 18 U.S. C. ss. 1350

         (b)      Reports on Form 8-K

                  None

                                                                              18
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Financial, Inc.



/s/ David L. Guthrie
--------------------------------------------------------------------------------
David L. Guthrie
President/Chief Executive Officer
June 11, 2003


/s/ Donald J. Migliuri
--------------------------------------------------------------------------------
Donald J. Migliuri
Secretary-Treasurer
June 11, 2003

                                                                              19
--------------------------------------------------------------------------------

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                                              20
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------

6. The registrant's other certifying officer and I have indicated in this quarter report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: June 11, 2003



/s/ David L. Guthrie
---------------------------
David L. Guthrie, President

                                                                              21
--------------------------------------------------------------------------------

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                                              22
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                  CERTIFICATIONS
--------------------------------------------------------------------------------


6. The registrant's other certifying officer and I have indicated in this quarter report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: June 11, 2003



/s/ Donald J. Migliuri
-----------------------------
Donald J. Migliuri, Treasurer

                                                                              23
--------------------------------------------------------------------------------