Form 10-K
period 2003-07-31
PACIFIC SECURITY COMPANIES
filed 2003-10-29
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-k

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2003

                                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY FINANCIAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Washington                                       91-0669906
               ----------                                       ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation of organization)                          Identification No.)

          10 North Post Street
                Suite 325
           Spokane, Washington                                     99201
           -------------------                                     -----
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including
               area code:                                      (509) 444-7700
                                                               --------------
Securities registered pursuant to Section
            12(b) of the Act:
                                                                Name of each
                                                             exchange on which
           Title of each class                                   registered
           -------------------                                   ----------
                  None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value share
                        --------------------------------

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year.

On July 31, 2003, the registrant had outstanding 1,080,357 shares of common stock, no par value ($3 stated value) and 3,000 shares of Class A preferred stock, $100 par value.

Documents incorporated by reference:  none.

                        PACIFIC SECURITY FINANCIAL, INC.
                             FORM 10-K ANNUAL REPORT

                                Table of Contents



Part I

      Item 1.  Business                                                                                           1

      Item 2.  Properties                                                                                         4

      Item 3.  Legal proceedings                                                                                  6

      Item 4.  Submission of matters to a vote of security holders                                                6


Part II

      Item 5.  Market for the registrant's common equity and related stockholder matters                          7

      Item 6.  Selected financial data                                                                            8

      Item 7.  Management's discussion and analysis of financial condition and results of operations              9

      Item 7A.  Quantitative and qualitative disclosures about market risk                                       14

      Item 8.  Financial statements and supplemental data                                                        16

      Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure              44

      Item 9A.  Controls and procedures                                                                          44


Part III

      Item 10.  Directors and executive officers of the registrant                                               45

      Item 11.  Executive compensation                                                                           48

      Item 12.  Security ownership of certain beneficial owners and management                                   49

      Item 13.  Certain relationships and related transactions                                                   49

      Item 14.  Principle accounting fees and services                                                           50


Part IV

      Item 15.  Exhibits, financial statement schedules, and reports on Form 8-K                                 51

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

Prior to the merger, both corporations were engaged principally in real estate contract financing and owning, leasing, and selling real properties. The merged corporation has continued these activities. Total assets of the Company at July 31, 2003 and 2002, were $23,221,818 and $44,451,625, respectively, and real estate contracts and loans represent approximately 28% and 57.1% of the respective asset totals. The Company primarily originates commercial loans. The Company also originates contracts to facilitate the sale of real estate held for sale or development. Some of the Company's contracts have fixed contractual interest rates while commercial (interim and construction) loans generally have variable rates. The total amount invested in real estate contracts and loans of $6,498,089 as of July 31, 2003, is $18,953,807 less than at the end of the prior year. The percentage of contracts which were delinquent over 90 days was 17.7% as of July 31, 2003, and 5.9% as of July 31, 2002. Management continues to emphasize enforcement of the Company's credit and collection policies.

In fiscal 1998, the Company's newly-formed subsidiary, Cornerstone Realty Advisors, Inc. began making short-term construction and interim loans (generally one to two years including extensions). Bank lines of credit were increased to provide additional funds for this purpose. The permanent financing to payoff these short-term loans is typically obtained from the secondary market and includes such sources as banks, savings and loan institutions, life insurance companies, credit unions, and conduits. Cornerstone Realty Advisors, Inc. was administratively dissolved in 2002, and all aspects of the company's operation were merged into the parent.

The Company has continued to emphasize the development of its rental properties and commenced new projects primarily to improve the occupancy of its commercial buildings. The Company has and continues to develop land for residential development, where the land was acquired through foreclosure. These properties will be liquidated and/or developed at such time as market conditions warrant, and in the judgment of management, when the Company can maximize its return. The Company has no commitments for additional construction on these properties at this time. The Company may continue to invest in and hold real property on a long-term basis. These properties may ultimately be sold or exchanged for tax purposes in order to minimize and defer the related income taxes and to conserve funds for additional investment purposes. These plans may be modified as the result of future changes to the Internal Revenue Code.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS (CONTINUED)

Investment in rental properties totaled $10,701,055 and $12,811,852 as of July 31, 2003 and 2002, respectively. Other real property held for sale and development totaled $4,367,608 and $4,399,921 as of July 31, 2003 and 2002, respectively. In fiscal 2001, the Company began construction of a commercial building containing approximately 13,000 square feet of rentable space, identified as Cornerstone Office Building #2. During fiscal year 2003, the Company leased approximately 2,500 square feet.

With the Company's sale of certain commercial real estate, rental income has decreased to $1,403,357 in fiscal 2003 from $1,533,476 in fiscal 2002 and $2,689,799 in fiscal 2001. During the same period, interest income, including loan fees has decreased to $1,337,848 in fiscal 2003 from $3,101,696 in fiscal 2002 and $3,981,137 in fiscal 2001. The Company expects to continue originating some construction and interim commercial real estate loans as well as the development, leasing, and sale of commercial real estate in fiscal 2004. However, there are no contractual commitments other than the remaining remodeling costs associated with improvement for commercial buildings. The Company's fiscal 2004 capital expenditures may increase if demand for the rental of Company properties continues or if the Company decides to further develop any of its properties held for sale. A description of the Company's significant properties is included in Item 2. Properties

As stated above, the Company's business is concentrated in originating loans collateralized by real estate, financing real estate contracts, developing real estate for sale or lease (where the properties generally have been acquired through foreclosure), and the operation of rental properties. The Company is in competition with financial institutions that originate or invest in real estate collateralized contracts and commercial property owners located primarily in or near Spokane, Washington.

The Company is not dependent upon a single borrower or tenant. However, at July 31, 2003, three individual borrowers represented approximately 42%, 19%, and 14% of the gross outstanding contracts, mortgages, finance notes, and loans receivable outstanding. For the year ended July 31, 2002, three individual borrowers represented 15%, 11%, and 12% of the gross outstanding contracts, mortgages, finance notes, and loans receivable outstanding.

As of July 31, 2003, the Company employed six people on a full-time equivalent in its office at 10 North Post Street, Suite 325, Spokane, Washington 99201.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS (CONTINUED)

The management of Pacific Security Financial has commenced with a plan of restructuring for the Company. The main elements of the restructuring include paying off bank lines of credit, reducing other secured and unsecured debt, securing a debenture bond permit allowing for the renewal of bonds to qualified investors, selling Company assets including loans and properties, reducing administrative costs primarily through reductions in personnel, pursuit of all legal remedies available to protect and/or recover the Company's investments, while simultaneously working to expand the Company's lending operations. The Company intends to register as a mortgage broker/dealer in the state of Washington. As such the Company will be engaged in originating and acquiring loans secured by mortgages, deeds of trust, and real estate contracts to be sold to investors meeting certain suitability requirements or retained by the Company for investment. The Company will generally sell undivided fractional interests in the same loan in incremental units to investors, and may also resell whole loans to investors.

Because the Company cannot rely solely on revenues from operations to finance its business and to meet it debt obligations, the Company has historically raised a significant portion of its additional capital through the public sale of debt securities. Any material interruption or decrease in the amount of debt securities sold by the Company would make it necessary for the Company to reduce or curtail its operations unless alternative sources of financing were available. A similar impact would result if the Company were unable to spread its debt repayment obligations by selling a mixture of long-term and short-term securities. There can be no assurance that sufficient financing will continue to be available from the public sale of debt securities or that holders of the Company's maturing debt securities will continue to reinvest in the Company. While the Company has historically financed its investments primarily through collateralized lines of credit with local banks, management believes that it is unlikely that these lines of credit will be available to the Company in the foreseeable future. It may be necessary for the Company to sell a portion of its loan portfolio or other assets at a discount to meet operating costs, including principal and interest payments on outstanding obligations.

The Company currently does not maintain a website. The Company's periodic and current reports are available on the Securities and Exchange Commission's (SEC) website as soon as practicable after such material is electronically filed with or furnished to the SEC. The SEC's website address is www.sec.com.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

As of July 31, 2003, the Company owns the following properties. Some of the properties are subject to real estate contracts or mortgages that are collateralized by the property.

Properties located in Spokane County, Washington, unless otherwise noted:

                                                                                      July 31, 2003
                                                                  -------------------------------------------------
                                                                     Rental/               Net          Mortgage or
 Date                                                              Development           Carrying        Contract
 Acquired                   Description of Property                  Status               Value          Obligation
 --------                   -----------------------                  ------               -----          ----------
COMMERCIAL:
     1979        The Peyton Building at 10 North Post Street      Substantially          $5,086,835      $2,812,500
                 contains approximately 85,000 square feet of     leased
                 rentable space.  Substantial improvements
                 have been made to the building since its
                 acquisition.  Remodeling of this office
                 building continues as new occupancy
                 warrants.  The Company's offices are located
                 in this building.

     1992        The Pier 1 Building is a commercial              Leased                  2,836,835         983,889(2)
                 building.  The building has one major
                 tenant, who occupies over 35% of the space,
                 and several other smaller tenants for the
                 remaining space.

     1995        Cornerstone Office Building #1 is the            Leased                  1,414,975       1,383,962(1)
                 remodeled Birdies Golf Center, constructed
                 on two acres of the Cornerstone Office Park
                 property.  It has approximately 8,300 square
                 feet of rentable space occupied by two
                 tenants.

     2003        Cornerstone Office Building #2 has               Being leased            1,042,979                (1)
                 approximately 13,000 square feet of rentable
                 space with 2,500 square feet leased.


                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------


ITEM 2.  PROPERTIES (CONTINUED)

                                                                                   July 31, 2003
                                                                  -------------------------------------------------
                                                                     Rental/               Net               Mortgage or
 Date                                                              Development           Carrying             Contract
 Acquired                  Description of Property                   Status               Value              Obligation
                           -----------------------                   ------               -----              ----------
LAND:
     1990        Cornerstone Office Park and property             Being marketed          $ 372,088
                 consists of approximately 4 remaining
                 acres of land in a location where there
                 has been substantial commercial and
                 residential development and construction
                 of office buildings.

     1991        Tanglewood Ranch Park Estates (The Crest)        Lot sold in                75,104
                 in south Spokane County was acquired             September 2003
                 through a judicial foreclosure.  The area
                 consisted of approximately 300 acres of
                 undeveloped land.  In fiscal 2003, two
                 lots were sold, leaving one lot available
                 for sale.

     2002        Bear Hollow, Summit County, Utah, acquired       Sale pending            1,250,046
                 through foreclosure in December 2002;            approval of
                 approximately 27 acres.                          entitlements

     2003        Trolley Square, Eagle, Idaho; acquired           Sale pending            2,493,277
                 through foreclosure in June 2003;                approval of
                 approximately 25 acres.                          entitlements

     1993        Approximately six acres in Auburn,               Being marketed            177,092
                 Washington, zoned for single-family housing      were acquired
                 through a foreclosure.

---------------
(1) Total obligation of $1,383,962 is secured by two commercial buildings and land as noted above.

(2) Additional obligation of $3,038,272 is secured by contract sale of Broadmoor Apartments and Pier 1 Building.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                          PART I
--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

As of July 31, 2003, it is the opinion of management that there is no pending litigation that would have a material adverse effect on the financial condition or operations of the registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A director, Constance Guthrie, was re-elected and John F. (Jack) Bury, a replacement for Wayne E. Guthrie, was elected to the Board of Directors at the annual meeting of shareholders on April 29, 2003. The following directors continued to serve after the annual meeting: David L. Guthrie, Kevin M. Guthrie, Donald J. Migliuri, Robert N. Codd, and Julian Guthrie. Moss Adams LLP was approved as the Company's outside independent auditor by a vote of the stockholders during the fourth quarter of fiscal 2003.

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

         Common no par value - 983 record holders as of July 31, 2003.

(d) There is only one class of common stock outstanding. Any dividend which may be declared would be payable at the same rate on each share of common stock. At July 31, 2003, the Company also has issued 3,000 shares of Class A preferred stock owned by two holders. These shares receive cumulative dividends of 6% when declared by the Board of Directors. No dividends were declared in the fiscal year ended July 31, 2003. During the fiscal year ended July 31, 2002, dividends totaling $18,000 were declared and accrued on these shares and paid August 2, 2002. Dividends of $18,000 were paid August 3, 2001, 2000, and 1999.

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

                                                                     Year Ended July 31,
                                         ---------------------------------------------------------------------------
                                             2003            2002            2001            2000           1999
                                         ------------    ------------    ------------    ------------   ------------
Statement of Operations Data:

   Rental income                         $  1,403,357    $  1,533,476    $  2,689,799    $  2,285,947   $  2,268,810
   Interest income, including loan
      fees                                  1,337,848       3,101,696       3,981,137       2,885,338      2,183,276
   Gain (loss) on sale of real estate        (457,582)      2,022,192         (24,525)      1,038,694      1,128,628
   Interest expense, net                    1,739,985       2,429,258       3,148,162       2,364,846      2,208,858
   Income (loss) from continuing
      operations before income taxes       (4,176,377)       (266,951)        100,888         845,791        853,559
   Net income (loss)                       (2,756,410)       (176,188)         78,780         561,491        285,342
   Income (loss) applicable to
      common stockholders                  (2,756,410)       (212,188)         78,780         543,491         57,342
   Income (loss) per common share -
      basic and diluted                         (2.55)          (0.19)           0.07            0.48           0.05
                                         ------------    ------------    ------------    ------------   ------------
   Cash dividends per common share                 --              --              --              --             --
   Weighted-average number of
      common shares outstanding             1,082,409       1,099,105       1,128,469       1,139,232      1,161,677

Balance Sheet Data (at year end):

   Contracts, mortgages, finance
      notes, and loans receivable, net   $  6,498,089    $ 25,451,896    $ 25,767,116    $ 19,713,117   $ 17,923,329
   Total assets                            23,221,818      44,451,625      48,754,659      40,416,395     35,946,222
   Notes and contracts payable              9,275,766      25,103,907      29,544,197      21,234,496     17,421,385
   Debentures                               8,527,183       9,996,954      10,166,644       9,867,649      9,643,548
   Stockholders' equity                     4,444,390       7,212,596       7,503,072       7,500,785      6,980,693
   Book value per common share                   4.11            6.38            6.49            6.32           5.80
                                         ------------    ------------    ------------    ------------   ------------
   Shares used to calculate book
      value per common share                1,080,357       1,084,289       1,110,385       1,138,796      1,152,533

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:
This discussion contains some forward-looking statements. A forward-looking statement may contain words such as will continue to be, will be, continue to, expect to, anticipates that, to be, or can impact. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

The Company engages in financing real estate collateralized contracts and loans, originating construction and interim loans, acquiring real estate that is either held for sale or developed and leased or sold, and operating rental properties as its primary activities. In fiscal 1999, the Company expanded its lending activities associated with interim construction loans. During the past two years, the Company has also focused on the development and leasing of its rental properties as demand for the available space in these projects has increased. Much of the Company's development of the commercial office building projects has involved extensive remodeling efforts in connection with preparation of previously unoccupied space for new tenants and structural changes as required by current building codes. The Company also constructed a new building in the Cornerstone Office Park.

The Company invests in real estate collateralized contracts and real property primarily within the state of Washington, with a concentration in Spokane County. The Company has concentrated its efforts on the development and sale of existing real estate projects to maximize the return from those investments. The Company originates real estate contracts to facilitate the sale of its property held for sale or development and, in fiscal year 1998, began originating loans secured by real estate, including construction and interim loans. These loans have involved properties located in the western United States.

The Company has historically financed its investments in real estate and loans primarily through collateralized line of credit arrangements with local banks, real estate notes, or mortgages, and the sale of fixed rate debentures with terms ranging from one to ten years. The Company may not be able to continue using these funding sources in the future.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
For the years ended July 31, 2003, 2002, and 2001, the Company's net income
(loss) was approximately $(2,756,000), $(176,000), and $79,000, respectively. Due to dividends on the preferred stock, the income (loss) applicable to common stockholders was approximately $(2,756,000), $(212,000), and $79,000, in fiscal 2003, 2002, and 2001, respectively.

Rental revenues have decreased primarily because of sales of rental properties. Total rental income has decreased from approximately $2,690,000 in fiscal 2001 to $1,403,000 in fiscal 2003.

Interest income, including loan fees and amortization of discounts on acquired real estate contracts and loans, has decreased from approximately $3,102,000 and $3,993,000 in fiscal 2002 and 2001, respectively, to approximately $1,338,000 in fiscal 2003. This decrease corresponds directly with the decrease in the Company's origination of construction and interim commercial loans. In the last half of fiscal 2002, the Company discontinued originating new commercial real property construction and interim loans through its subsidiary, Cornerstone Realty Advisors, Inc. Loan fees of $201,000 have declined as the new loan portfolio has declined in fiscal 2003. Loan fees were $741,000 and $1,053,000 in fiscal 2002 and 2001, respectively. Net interest income without loan fees was approximately $(305,000) in fiscal year 2003 compared with $356,000 and $352,000 in fiscal 2002 and 2001, respectively.

The Company had a loss of approximately $458,000 from real estate sales in fiscal 2003 compared with a gain of approximately $2,022,000 in fiscal 2001 and a loss of $25,000 in fiscal 2001.

The Company anticipates that it will continue to recognize gains and losses on the sale of real estate acquired through foreclosure and real estate acquired for resale as well as on the sales of rental properties and other assets.

The expenses associated with rental operations have decreased to approximately $1,472,000 in fiscal 2003 from approximately $1,703,000 in fiscal 2002 and $2,396,000 in fiscal 2001. The rental activities of the Company are expected to continue to contribute to its operations, but reduced revenues due to the sales of rental properties have more than offset rental increases from renovated or newly-constructed properties.

Interest expense, exclusive of interest on rental properties, net of amounts capitalized, was approximately $1,442,000, $2,005,000, and $2,588,000, in fiscal 2003, 2002, and 2001, respectively. In fiscal 2000 and through the first half of fiscal 2002, outstanding borrowings increased significantly due to advances drawn under the Company's lines of credit to fund the origination of construction and interim loans. Decreased borrowings and lower interest rates resulted in the decrease in interest expense in fiscal 2003 and 2002.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):
Salaries and commissions have decreased to approximately $1,020,000 in fiscal 2003 from $1,121,000 in fiscal 2002, and $901,000 in fiscal 2001. One-time restructuring charges exceeding $300,000 for severance payments and employee contracts were incurred in fiscal 2003 as the Company reduced personnel.

General and administrative expenses in fiscal 2003 were approximately $742,000 compared with $667,000 in fiscal 2002 and $589,000 in fiscal 2001 primarily due to increases in legal fees and real estate taxes from foreclosed properties.

The Company made a provision for an impaired asset of approximately $644,000 for a rental property after obtaining an appraisal in fiscal 2003.

The Company incurred a $318,000 contract discount expense to induce a borrower to pay off a $3,181,000 contract receivable in fiscal 2003.

The provision for loan losses decreased to approximately $807,000 in fiscal 2003 compared with approximately $1,408,000 in fiscal 2002 and $70,000 in fiscal 2001 as the slow economy resulted in some loan defaults and foreclosures. Write offs decreased to approximately $784,000 in fiscal 2003 compared with approximately $941,000 in fiscal 2002 and approximately $70,000 in fiscal 2001.

The Company's effective income tax rate as a percentage of income (loss) from continuing operations before income taxes was 34% in fiscal 2003, compared to a provision of 34% and 22% in 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
At July 31, 2003, the Company had total stockholders' equity of approximately $4,444,000 and a total liabilities to equity ratio of 4.22 to 1, which decreased from 5.16 to 1 the year before. The decrease in this ratio was primarily due to the repayment of bank borrowings in fiscal 2003. In fiscal 2003, the Company's primary sources of funds were approximately $15,198,000 in real estate contract collections and $4,822,000 from real estate sales. The primary uses of funds were approximately $1,490,000 used for acquisition and improvement of real estate projects, $156,000 used to originate new loans and acquire new contracts, $1,983,000 in net repayment of maturing debentures, approximately $15,828,000 in net repayment of bank line and other borrowings, and approximately $195,000 for net operating activities. As a shareholder of monetary assets and liabilities, the Company's performance may be significantly affected by changes in interest rates. These changes are somewhat delayed to the extent that a portion of the Company's investment in real estate contracts and established real estate leases have fixed returns, as do the Company's debentures. The interim and construction loans originated by the Company have variable interest rates and are primarily funded by variable interest rate loans so that the spread between the loans receivable interest rate and debt interest rate is maintained regardless of whether rates are increasing or decreasing. The Company will be affected by changes in the real estate market in Washington and other western states where it originates loans.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):
The Company's sources of liquidity traditionally have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division, which has capped the amount of debentures the Company may sell or by the individual banks through covenants included in the loan agreements.

An additional source of liquidity is the issuance of participation interests in certain loans originated by the Company. The total of these non-recourse participations was $475,000 at July 31, 2003, and $3,495,000 at July 31, 2002.

At July 31, 2003, the Company's outstanding banking agreements totaled approximately $3,692,000 with an additional $5,583,000 due for installment contracts, mortgage notes, and notes payable. During the year ended July 31, 2003, the Company induced a borrower with a discount of $318,000 (10%) on a contract of approximately $3,181,000 to pay off and provide funds to pay off the Company's bank line on March 3, 2003. The bank continues to work with the Company on a loan that was paid down to $880,000 on March 3, 2003, and that is collateralized by a property in Eagle, Idaho, that was acquired through foreclosure in June 2003. The bank agreed to extend the loan for a period of six months to September 3, 2003, with interest only paid monthly. Subsequent to the fiscal year end on July 31, 2003, the loan was evaluated based on market and other business conditions and the maturity date was extended to June 1, 2004. Another financial institution the Company relied upon as a source of funding for its commercial real estate loans indicated they are terminating (nationally) all or nearly all, commercial warehouse lines of credit. This financial institution agreed to work with the Company to allow a current loan totaling approximately $1,858,000 to pay off as it matured. The final payoff occurred in May 2003. Management does not believe that this line of credit can be quickly replaced by another lender. This will materially impact the Company's liquidity and profitability. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans.

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

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered through the sale of the foreclosed property (approximately 27 acres of land) that was acquired through a trustee's sale in December 2002.

The Company completed foreclosure proceedings on three Eagle, Idaho loans totaling approximately $2,460,000 and obtained title to approximately 25 acres of land in June 2003. The Company has negotiated a sale of approximately 75% of this property pending approval of entitlements.

The Company has provided an allowance for loan loss of $100,000 on a Kirkland, Washington, loan of approximately $140,000. The borrower was forced into involuntary bankruptcy by unsecured creditors. A trustee's sale of the property scheduled for May 9, 2003, was postponed. The Company is currently assessing its potential for recovery.

The borrower on two loans totaling approximately $995,000 filed for bankruptcy in March 2003. The loans are collateralized by eight lots, including one partially finished house and eleven acres of land in Oakland Hills, California. The Company is currently assessing its potential for recovery and has made a $269,000 provision for loan loss on these loans.

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

PACIFIC SECURITY FINANCIAL, INC.
PART II
-------------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' estimated fair values at July 31, 2003.

                                       2004         2005       2006          2007       2008     Thereafter   Balance   Fair Value
                                     ---------   ---------   ---------     -------     -------   ----------  ---------   ---------
Interest-sensitive assets:
   Contracts, mortgages, finance
      notes, and loans receivable   $3,142,504  $  340,604  $   55,516  $   55,516  $  170,377  $3,363,025  $7,127,542  $7,127,542

Interest-sensitive liabilities:
   Notes payable to banks            3,692,500          --          --          --          --   3,692,500   3,692,500
   Installment contracts, mortgage
      notes, and notes payable       1,604,766     218,802     219,915   3,020,583     184,622     334,578   5,583,266   5,583,266
   Debenture bonds                   2,808,723   2,626,034   1,727,803     892,318     472,305          --   8,527,183   8,527,183

Off-balance sheet items:
   Undisbursed loans receivable         91,985          --          --          --          --          --          --


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


We have audited the accompanying consolidated balance sheets of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Security Financial, Inc. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and cash flows for the years ended July 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.




Spokane, Washington
August 29, 2003

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                 July 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ----------------------------
ASSETS
   Cash and cash equivalents                                           $    705,564    $    367,469
                                                                       ------------    ------------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable, net
         Related parties                                                         --         166,182
         Unrelated                                                        7,107,189      25,871,569
         Less allowance for loan losses                                    (609,100)       (585,855)
                                                                       ------------    ------------

                                                                          6,498,089      25,451,896
      Accrued interest                                                       42,790         208,612
      Other                                                                 275,481         251,639
                                                                       ------------    ------------

                                                                          6,816,360      25,912,147
                                                                       ------------    ------------

   Investment in rental properties, net                                  11,344,735      12,811,852
   Impairment on rental properties                                         (643,680)             --
                                                                       ------------    ------------

                                                                         10,701,055      12,811,852
                                                                       ------------    ------------

   Other investments
      Property held for sale and development                              4,367,608       4,399,921
                                                                       ------------    ------------


   Other assets
      Furniture and equipment, net                                           76,292          78,553
      Prepaid expenses and other, net                                       215,901         234,410
      Deferred tax asset, net                                               284,834              --
      Federal income tax refund receivable                                   54,204         647,273
                                                                       ------------    ------------

                                                                            631,231         960,236
                                                                       ------------    ------------

         TOTAL ASSETS                                                  $ 23,221,818    $ 44,451,625
                                                                       ============    ============

See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               July 31,
                                                                     ----------------------------
                                                                         2003           2002
                                                                     ----------------------------
LIABILITIES
   Notes payable to banks                                            $  3,692,500    $ 16,438,964
   Installment contracts, mortgage notes, and notes payable
      Related parties                                                          --          28,158
      Unrelated                                                         5,583,266       8,636,785
   Debenture bonds                                                      8,527,183       9,996,954
   Accrued expenses and other liabilities
      Related parties                                                     100,933         144,928
      Unrelated                                                           873,546         896,541
   Deferred income taxes                                                       --       1,096,699
                                                                     ------------    ------------

                                                                       18,777,428      37,239,029
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                      300,000         300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                      --              --
   Common stock
      Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,080,357 and
         1,084,289 shares                                               3,241,070       3,252,866
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                                --              --
   Additional paid-in capital                                           1,830,941       1,830,941
   Retained earnings (deficit)                                           (927,621)      1,828,789
                                                                     ------------    ------------

         Total stockholders' equity                                     4,444,390       7,212,596
                                                                     ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 23,221,818    $ 44,451,625
                                                                     ============    ============

See accompanying notes

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Year Ended July, 31,
                                                -----------------------------------------
                                                    2003          2002           2001
                                                -----------    -----------    -----------
Income
   Rental                                       $ 1,403,357    $ 1,533,476    $ 2,689,799
   Interest, including loan fees of $200,691,
      $740,556, and $1,052,937                    1,337,848      3,101,696      3,981,137
   Amortization of discounts on real estate
      contracts                                          --             --         11,971
   Gain (loss) on sale of real estate              (457,582)     2,022,192        (24,525)
   Other, net                                        22,464         27,097         31,126
                                                -----------    -----------    -----------

                                                  2,306,087      6,684,461      6,689,508
                                                -----------    -----------    -----------

Expense
   Rental operations
      Depreciation and amortization                 471,440        538,096        783,704
      Interest                                      297,931        424,116        559,701
      Other                                         702,181        741,109      1,053,072
                                                -----------    -----------    -----------

                                                  1,471,552      1,703,321      2,396,477
   Interest, net of amount capitalized            1,442,054      2,005,142      2,588,461
   Salaries and commissions                       1,020,015      1,120,787        901,220
   General and administrative                       741,867        666,555        589,184
   Depreciation and amortization                     38,072         47,895         43,278
   Provision for loan loss                          807,159      1,407,712         70,000
   Impairment on rental properties                  643,680             --             --
   Contract discount                                318,066             --             --
                                                -----------    -----------    -----------

                                                  6,482,465      6,951,412      6,588,620
                                                -----------    -----------    -----------

         Income (loss) from operations
            before income taxes                  (4,176,378)      (266,951)       100,888

Income tax provision (benefit)                   (1,419,968)       (90,763)        22,108
                                                -----------    -----------    -----------

         Net income (loss)                       (2,756,410)      (176,188)        78,780
                                                -----------    -----------    -----------


See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Year Ended July, 31,
                                             -----------------------------------------
                                                 2003           2002           2001
                                             -----------------------------------------
         Net income (loss)                   $(2,756,410)   $  (176,188)   $    78,780

Less preferred stock dividends                        --        (36,000)            --
                                             -----------    -----------    -----------

         INCOME (LOSS) APPLICABLE TO
            COMMON STOCKHOLDERS              $(2,756,410)   $  (212,188)   $    78,780
                                             ===========    ===========    ===========

Income (loss) per common share - basic and
   diluted                                   $     (2.55)   $     (0.19)   $      0.07
                                             ===========    ===========    ===========

Weighted-average common shares
   outstanding basic and diluted               1,082,409      1,099,105      1,128,469
                                             ===========    ===========    ===========



See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                               Number of                                  Additional
                                Common        Preferred     Common         Paid-In      Retained
                                Shares          Stock        Stock         Capital      Earnings         Total
                             -----------    -----------   -----------    -----------   -----------    -----------
Balance, July 31, 2000         1,138,796    $   300,000   $ 3,416,386    $ 1,822,203   $ 1,962,197    $ 7,500,786
   Net income                         --             --            --             --        78,780         78,780
   Purchase and retirement
      of common stock            (28,411)            --       (85,232)         8,738            --        (76,494)
                             -----------    -----------   -----------    -----------   -----------    -----------

Balance, July 31, 2001         1,110,385        300,000     3,331,154      1,830,941     2,040,977      7,503,072
   Net loss                           --             --            --             --      (176,188)      (176,188)
   Purchase and retirement
      of common stock            (26,096)            --       (78,288)            --            --        (78,288)
   Cash dividend declared
      on preferred stock
      (3,000 shares)                  --             --            --             --       (36,000)       (36,000)
                             -----------    -----------   -----------    -----------   -----------    -----------

Balance, July 31, 2002         1,084,289        300,000     3,252,866      1,830,941     1,828,789      7,212,596
   Net loss                           --             --            --             --    (2,756,410)    (2,756,410)
   Purchase and retirement
      of common stock             (3,932)            --       (11,796)            --            --        (11,796)
                             -----------    -----------   -----------    -----------   -----------    -----------

Balance, July 31, 2003         1,080,357    $   300,000   $ 3,241,070    $ 1,830,941   $  (927,621)   $ 4,444,390
                             ===========    ===========   ===========    ===========   ===========    ===========


See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
 -------------------------------------------------------------------------------

                                                                 Year Ended July 31,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     --------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Cash received from rentals and other              $  1,410,072    $  1,333,773    $  2,658,100
   Interest received                                    1,503,669       3,175,700       3,948,546
   Cash paid to suppliers and employees                (2,429,503)     (2,273,802)     (2,585,089)
   Interest paid, net of amounts capitalized           (1,310,306)     (1,964,830)     (2,572,067)
   Income taxes refunded (paid)                           631,505         (60,000)       (310,000)
                                                     ------------    ------------    ------------

         Net cash provided (used) by operating
            activities                                   (194,563)        210,841       1,139,490
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Proceeds from sales of real estate                   4,821,716       1,762,137          75,530
   Proceeds from sales and maturities of
      marketable securities                                    --              --          41,724
   Collections on contracts, mortgages,
      finance notes, and loans receivable              15,198,100      15,893,636      16,020,406
   Origination of loans receivable and
      investment in contracts, mortgages, and
      finance notes                                      (156,238)    (11,669,791)    (23,014,235)
   Additions to rental properties, property
      held for sale and development, and equipment     (1,489,984)     (1,195,241)     (2,068,405)
   Change in restricted investments                            --              --             345
                                                     ------------    ------------    ------------

         Net cash provided (used) by investing
            activities                                 18,373,594       4,790,741      (8,944,635)
                                                     ------------    ------------    ------------



See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Year Ended July 31,
                                                 --------------------------------------------
                                                     2003            2002            2001
                                                 --------------------------------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Net borrowings under line of credit
      agreements                                 $(12,746,464)   $ (4,647,717)   $  7,772,198
   Proceeds from installment contracts,
      mortgage notes, and notes payable                    --       2,143,925       1,544,301
   Payments on installment contracts,
      mortgage notes, and notes payable            (3,081,677)     (1,941,432)     (1,006,798)
   Proceeds from sales of debenture bonds                  --          31,009         237,319
   Redemption of debenture bonds                   (1,982,999)       (743,252)       (469,947)
   Payment of dividends on preferred stock            (18,000)        (18,000)        (18,000)
   Purchase and retirements of common
      stock                                           (11,796)        (78,288)        (76,494)
                                                 ------------    ------------    ------------

         Net cash provided (used) by financing
            activities                            (17,840,936)     (5,253,755)      7,982,579
                                                 ------------    ------------    ------------

         NET CHANGE IN CASH
            AND CASH EQUIVALENTS                      338,095        (252,173)        177,434

Cash and cash equivalents, beginning of year          367,469         619,642         442,208
                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year           $    705,564    $    367,469    $    619,642
                                                 ============    ============    ============


See accompanying notes.

                               PACIFIC SECURITY FINANCIAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Year Ended July 31,
                                                      -----------------------------------------
                                                          2003           2002          2001
                                                      -----------------------------------------
RECONCILIATION OF NET INCOME
   TO NET CASH FROM OPERATING
   ACTIVITIES
   Net income (loss)                                  $(2,756,410)   $  (176,188)   $    78,780
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                       509,512        585,991        826,982
      Deferred income tax provision (benefit)          (1,381,533)       491,829        (41,700)
      Deferred financing income realized                       --             --        (11,971)
      Interest accrued on debenture bonds                 513,228        542,552        531,623
      (Gain) loss on sales of real estate                 457,582     (2,022,192)        24,525
      Contract discount                                   318,066             --             --
      Provision for loan loss                             807,159      1,477,712         70,000
      Provision for impaired asset                        643,680             --             --
      Change in assets and liabilities:
         Accrued interest receivable                      165,822         74,004        (32,591)
         Income taxes                                          --             --       (246,192)
         Prepaid expenses                                   8,094         (8,358)       (30,900)
         Income tax refund receivable                     593,069       (642,592)            --
         Accrued expense and other liabilities            (48,990)       106,526         28,493
         Other, net                                       (23,842)      (218,443)       (57,559)
                                                      -----------    -----------    -----------

         NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                      $  (194,563)   $   210,841    $ 1,139,490
                                                      ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Company financed sale of property                  $   929,739    $ 6,742,480    $    50,000
                                                      ===========    ===========    ===========

   Stock dividend declared and unpaid                 $        --    $    18,000    $        --
                                                      ===========    ===========    ===========

   Property held for sale and development acquired
      in satisfaction for defaulted loan receivable   $ 3,743,248    $ 1,509,200    $ 1,065,804
                                                      ===========    ===========    ===========

   Impairment of real estate owned against
      provision for loan loss                         $    58,774    $    60,000    $    70,000
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

FINANCIAL CONDITION OF LIQUIDITY:
As a result of the weakening national economy, the Company experienced increasing levels of delinquent loans arising from its lending to borrowers primarily engaged in construction and real estate development around the western United States. This has resulted in a reduction in the Company's earning assets, which may materially impact the Company's profitability. This has also resulted in one of the Company's lenders limiting borrowing capacity to $880,000 from $4.75 million.

Another financial institution the Company relied upon as a source of funding for its commercial real estate loans has terminated (nationally) all or nearly all, commercial warehouse lines of credit similar to the borrowing relationship they had entered into with us in the past. This financial institution agreed to work with the Company to allow all loan commitments to pay off as they mature, which occurred by May 31, 2003. Therefore, the Company does not have access to an $11.0 million line of credit provided by this institution going forward. Management does not currently believe that this line of credit can be quickly replaced by another lender. This event has materially impacted the Company's liquidity and profitability. The Washington State Securities Division has approved the Company's application to issue debentures under the Washington State Debenture Act. Approval required significant conditions, which may adversely impact the Company's liquidity and profitability. The state of Washington has mandated as a condition for issuance of the permit that the Company reduce total debentures outstanding by $500,000 by August 29, 2004. The requirement to do so will materially impact the Company's liquidity.

The result of these actions has impacted the Company's ability to meet long-term debt retirement projections. Without additional sources of liquidity with which to originate further loans, the liquidity needed to retire the debentures is a significant problem. Therefore, the Company will continue strategies for reorganizing or liquidating the Company over the next year. In either case, implementation of the different alternatives will result in the orderly sale of some or all of the Company's assets.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A summary of the significant accounting policies followed by the Company is presented below:

CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pacific Realty Management and Cornerstone Realty Advisors, Inc., which were formed in fiscal years 2000 and 1998, respectively. All significant intercompany accounts and transactions have been eliminated. Cornerstone Realty Advisors, Inc. was dissolved as of March 31, 2002, with commercial lending activities folded back into the parent company. Pacific Realty Management was an inactive corporation that was dissolved on December 23, 2002.

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

Contracts, mortgages, finance notes, and loans receivable are determined to be delinquent when the contractual payments are 30 days past due. Contracts, mortgages, finance notes, and loans receivable are placed on nonaccrual status when collection of principal or interest is considered doubtful. Interest income previously accrued on these loans that are 90 days past due, but not yet received, is reversed in the current period to the extent that it is considered uncollectible. Interest subsequently recovered is credited to income in the period collected.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST CAPITALIZATION:
All costs associated with self-constructed assets, including interest, incurred during the construction period, are capitalized. Interest costs of approximately $66,000 and $46,000 were capitalized during the years ended July 31, 2003 and 2002, respectively.

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

INTANGIBLE ASSETS:
A covenant not to compete of $125,000 was amortized on a straight-line basis over a five-year term of the related agreement. At July 31, 2002, this asset was recorded as other assets on the consolidated balance sheet with a balance of $13,559. The covenant not to compete was fully amortized as of July 31, 2003.

FURNITURE AND EQUIPMENT:
Furniture and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 4 to 5 and 5 to 10 years, respectively. Accumulated depreciation associated with furniture and equipment was $281,590 and $259,714 at July 31, 2003 and 2002, respectively. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

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

INCOME OR LOSS PER SHARE:
Income (loss) per share - basic is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company did not have any potentially dilutive common shares outstanding during the years ended July 31, 2003, 2002, and 2001; therefore, diluted earnings per share amounts are identical to basic earnings per share.

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

The Company has also entered into nonrecourse participation agreements with other lenders to reduce its credit risk on certain commercial loans. The use of participations enables the Company to diversify its portfolio among its borrowers and lenders and mitigate significant geographical and credit concentration.

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

In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Nos. 72 and 144 and FASB Interpretation No.
9. SFAS No. 147 concluded that for a transaction that is a business combination, the unidentified intangible asset that is required to be recognized under paragraph 5 of SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 147. The statement also concluded that SFAS No. 141 provides sufficient guidance for assigning amounts to assets acquired and liabilities assumed; therefore, the specialized industry guidance in Interpretation No. 9 and paragraph 4 of SFAS No. 72 is no longer necessary. Finally, SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. This statement was effective on October 1, 2002. The Company's adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure - an amendment to FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. As the Company has no stock-based compensation plans, this statement had no impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement, which was issued in April 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):
The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement, which was issued in May 2003, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans as well as the impairment of investments in rental properties.

Management believes that the allowance for loan losses and impairment of rental properties is adequate. While management uses currently available information to recognize losses on loans and real estate held for sale and development or investment in rental properties, future additions to the allowance or impairment valuation may be necessary based on changes in economic conditions.

RECLASSIFICATIONS:
Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on retained earnings or net income (loss) as previously reported.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE

The components of contracts, mortgages, finance notes, and loans receivable at July 31, 2003 and 2002, are as follows:

                                                        2003           2002
                                                    ------------   ------------

Contracts, mortgages, and finance notes receivable  $  4,644,946   $  9,121,087
Originated loans receivable                            2,574,581     18,823,391
Undisbursed portion of loans receivable                  (91,985)    (1,825,566)
                                                    ------------   ------------
                                                       7,127,542     26,118,912
Unearned loan fees, net                                  (20,353)       (81,161)
Allowance for loan losses                               (609,100)      (585,855)
                                                    ------------   ------------
         CONTRACTS, MORTGAGES, FINANCE NOTES,
            AND LOANS RECEIVABLE, NET               $  6,498,089   $ 25,451,896
                                                    ============   ============

At July 31, 2003, three individual borrowers represented approximately 42%, 19%, and 14% of the gross outstanding receivable. For the year ended July 31, 2002, three individual borrowers represented 15%, 11%, and 12% of the gross outstanding receivable.

Outstanding commitments to extend credit to borrowers is $91,985 at July 31, 2003. The Company does not have any other commitments to extend credit.

At July 31, 2003 and 2002, the aging of the gross amounts due on contracts, mortgages, finance notes, and loans receivable was as follows:

                                                    2003                 2002
                                                -----------          -----------

Current                                         $ 5,869,714          $20,429,239
31 to 60 days                                            --            2,864,281
61 to 90 days                                            --            1,290,000
Over 90 days                                      1,257,828            1,535,392
                                                -----------          -----------
                                                $ 7,127,542          $26,118,912
                                                ===========          ===========

The Company had no loans past due 90 days or more and still accruing interest.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE (CONTINUED)

Management of the Company provides an allowance for losses based upon estimates of the cash flows to be collected on the receivable or the fair value of the underlying collateral, net of selling costs on an individual loan basis. An allowance of $609,100 and $585,855 was provided at July 31, 2003 and 2002, respectively. The receivables are collateralized primarily by residential and commercial real estate located in the western United States. These estimates can be affected by changes in the economic environment in the western United States and the resultant effect on real estate values. As a result of changing economic conditions, the amount of the allowance for loan losses could change in the near-term.

ALLOWANCE FOR LOAN LOSSES:
Write offs include $58,774, $60,000, and $70,000 in 2003, 2002, and 2001,
respectively, for impairment of real estate owned against the provision for loan loss.

                                                 Year Ended July 31,
                                    -------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     -----------

Beginning balance                   $   585,855     $   119,460     $   119,460
   Provision for loan loss              807,159       1,407,712          70,000
   Write offs                          (783,914)       (941,317)        (70,000)
                                    -----------     -----------     -----------
         ENDING BALANCE             $   609,100     $   585,855     $   119,460
                                    ===========     ===========     ===========

NOTE 3 - INVESTMENTS IN RENTAL PROPERTIES

Following is a summary of investments in rental properties at July 31, 2003 and 2002:

                                                    2003               2002
                                                ------------       ------------
Land                                            $  1,412,585       $  2,071,033
Buildings and improvements                        13,605,327         14,234,991
Furniture and equipment                              743,997            641,457
                                                ------------       ------------

                                                  15,761,909         16,947,481
Impairment on rental properties                     (643,680)                --
Less accumulated depreciation                     (4,417,174)        (4,135,629)
                                                ------------       ------------
                                                $ 10,701,055       $ 12,811,852
                                                ------------       ------------



Depreciation expense was $471,440, $538,096, and $783,704 for the years ended July 31, 2003, 2002, and 2001, respectively.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - INVESTMENTS IN RENTAL PROPERTIES (CONTINUED)

The Company leases office space in certain of the above buildings under operating leases. Most of the lease agreements contain renewal options and escalation provisions associated with inflation over the term of the lease. The following is a schedule by years of minimum future rentals on noncancelable operating leases as of July 31, 2003:

Year Ending July 31,
   2004                                                    $  850,800
   2005                                                       689,429
   2006                                                       603,773
   2007                                                       535,458
   2008                                                       240,170
   Thereafter                                                 386,007
                                                           ----------
                                                           $3,305,637
                                                           ==========

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

Management determined that an impairment of value had occurred on a rental property office building after obtaining an appraisal and updating it with additional information. An impairment expense of $643,680 was recorded in the fiscal year ended July 31, 2003, to reduce the carrying value of this office building.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the years ended July 31, 2003, 2002, and 2001, is as follows:

                                                     Real Estate
                                    Commercial       Rental, and
                                     Lending         Receivales
                                    Operations       Operations         Total
                                    ----------       ----------         -----
2003
   Revenue                         $    632,434    $  1,673,653    $  2,306,087
   Income (loss) before income tax   (1,533,701)     (2,642,677)     (4,176,378)
   Identifiable assets, net           5,881,571      17,340,247      23,221,818
   Depreciation and amortization          4,739         504,773         509,512
   Capital expenditures                   2,382       1,487,602       1,489,984

2002
   Revenue                         $  2,507,279    $  4,177,182    $  6,684,461
   Income (loss) before income tax     (485,102)        218,151        (266,951)
   Identifiable assets, net          19,052,050      25,399,575      44,451,625
   Depreciation and amortization          4,969         581,022         585,991
   Capital expenditures                  40,414       1,154,827       1,195,241

2001
   Revenue                            3,582,771       3,106,737       6,689,508
   Income (loss) before income tax    1,088,890        (988,002)        100,888
   Identifiable assets, net          22,792,656      25,962,003      48,754,659
   Depreciation and amortization          3,709         823,273         826,982
   Capital expenditures                  20,449       2,047,956       2,068,405

The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company's reportable business segments are its commercial loan origination business and its rental and receivable operations. The commercial loan origination business, operated as Cornerstone Realty Advisors, Inc. from 1998 to March 31, 2002, originates commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - MARKETABLE SECURITIES

The Company had no investments in marketable securities at July 31, 2003 and 2002. Investments in marketable securities at July 31, 2000, consisted of debt securities of $41,724, which matured in 1998, but were not fully paid by the issuer until 2001 due to the issuer's reorganization. No gain or loss was recognized on this security.

NOTE 6 - NOTES PAYABLE TO BANKS (LINES OF CREDIT)

Notes payable to banks consisted of the following at July 31, 2003 and 2002:

                                                                                    2003          2002
                                                                                 -----------   -----------
U.S. Bank of Washington, short-term line of credit, $11,000,000 commitment, interest at the prime rate plus 0.25%, expired
December 15, 2002, guaranteed by Wayne Guthrie, collateralized
by loans receivable                                                              $        --   $ 8,899,046

Washington Mutual Bank, $880,000 commitment, interest at
prime rate plus 0.25%, expires September 3, 2003,
collateralized by Eagle, Idaho, property and guaranteed by
David Guthrie                                                                        880,000     4,727,418

Sterling Savings Bank, line of credit, $2,812,500 commitment, interest at BARR plus 0.5%, expires December 1, 2003,
collateralized by real property and assignment of rents,
guaranteed by Wayne and David Guthrie                                              2,812,500     2,812,500
                                                                                 -----------   -----------
                                                                                 $ 3,692,500   $16,438,964
                                                                                 ===========   ===========


The prime rate and the BARR referenced on the above notes were 4.00% and 4.75% on July 31, 2003 and 2002, respectively

The following assets were pledged as collateral on these notes payable at July 31, 2003 and 2002:

                                                                                     2003          2002
                                                                                 -----------   -----------

Contracts receivable                                                             $        --   $ 5,122,703
Loans receivable/real estate held                                                  1,150,000    11,143,440
Rental properties                                                                  5,086,835     4,814,258
                                                                                 -----------   -----------
                                                                                 $ 6,236,835   $21,080,401
                                                                                 ===========   ===========

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INSTALLMENT CONTRACTS, MORTGAGE NOTES, AND NOTES PAYABLE

Installment contracts, mortgage notes, and notes payable consist of the following at July 31, 2003 and 2002:

                                                                                        2003             2002
                                                                                      --------         --------
Installment contracts, mortgage notes, and notes payable, interest at 4.00% to 9.25%, aggregate monthly payment of $42,767,
   mature 2005 through 2020, collateralized by various properties.                    $5,583,266      $8,664,943
                                                                                      ==========      ==========

Scheduled future maturities of installment contracts, mortgage notes, and notes payable are as follows:

Year Ending July 31,
   2004                                                         $1,604,766
   2005                                                            218,802
   2006                                                            219,915
   2007                                                          3,020,583
   2008                                                            184,622
   Thereafter                                                      334,578
                                                                ----------
                                                                $5,583,266
                                                                ==========
NOTE 8 - DEBENTURE BONDS

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - DEBENTURE BONDS (CONTINUED)

Outstanding debentures by interest rate categories were as follows at July 31, 2003 and 2002:

Debenture Interest Rate                          2003                 2002
                                              ----------           -----------
5.00%                                         $       --           $  136,008
5.25%                                                 --               34,561
5.75%                                                 --               49,736
6.00%                                            263,661              257,566
6.50%                                            140,838              138,652
6.75%                                             78,276               84,153
7.00%                                            113,846              128,938
7.25%                                            210,602              209,598
7.50%                                             10,561              176,822
7.75%                                            791,594            1,176,651
8.00%                                            293,416              287,808
8.25%                                          1,259,783            1,380,740
8.50%                                          1,696,554            2,134,065
8.75%                                            369,016              364,362
9.00%                                          1,908,723            2,045,523
9.25%                                            474,400              438,738
9.50%                                            896,110              923,363
10.00%                                            10,826               21,577
10.50%                                             8,977                8,093
                                              ----------           ----------
                                              $8,527,183           $9,996,954
                                              ==========           ==========

The weighted-average annual interest rate on outstanding debentures at July 31, 2003 and 2002, was 8.47% and 8.36%, respectively.

Estimated future contractual maturities of outstanding debentures are as follows:

Year Ending July 31,
   2004                                                            $2,808,723
   2005                                                             2,626,034
   2006                                                             1,727,803
   2007                                                               892,318
   2008                                                               472,305
                                                                   ----------
                                                                   $8,527,183

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - DEBENTURE BONDS (CONTINUED)

The Company's permit for the sale of debenture securities is effective from August 29, 2003, to August 29, 2004. This permit is conditional upon maintaining compliance with the Washington Securities Act, including special permit conditions, such as the maintenance of minimum net worth and liquidity levels. In addition, the Company is required to reduce outstanding debentures by $500,000 by August 29, 2004. Failure to comply with these requirements may jeopardize the Company's ability to issue debentures.

NOTE 9 - INCOME TAXES

The components of income tax expense consists of the following for the years ended July 31:

                                            2003           2002           2001
                                        -----------    -----------    -----------

Current tax (benefit) expense           $   (38,435)   $  (582,592)   $    63,808
Deferred tax (benefit) expense           (1,381,533)       491,829        (41,700)
                                        -----------    -----------    -----------
         INCOME TAX (BENEFIT) EXPENSE   $(1,419,968)   $   (90,763)   $    22,108
                                        ===========    ===========    ===========

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

The net deferred tax liabilities consist of the following components at July 31:

                                                        2003           2002          2001
                                                    -----------    -----------    -----------
Deferred tax assets
   Provision for loan loss                          $   207,094    $   197,522    $    38,948
   Accrued expenses                                          --         24,714         71,586
   Prepaid rents                                          7,433         35,208         46,573
   Net operating loss carryforward                    1,088,488             --             --
   Other                                                 40,329         25,972         32,778
                                                    -----------    -----------    -----------

         Total deferred tax assets                    1,343,344        283,416        189,885
                                                    -----------    -----------    -----------

Deferred tax liabilities
   Depreciation                                        (427,717)      (617,986)      (604,562)
   Installment gains                                   (623,690)      (755,026)      (190,193)
   Other                                                 (7,103)        (7,103)            --
                                                    -----------    -----------    -----------

         Total deferred tax liabilities              (1,058,510)    (1,380,115)      (794,755)
                                                    -----------    -----------    -----------
         NET DEFERRED TAX ASSETS
            (LIABILITIES)                           $   284,834    $(1,096,699)   $  (604,870)
                                                    ===========    ===========    ===========

The effective tax rate differs from the statutory federal rate for the years presented as follows:

                                                        2003           2002          2001
                                                    -----------    -----------    -----------
Federal income tax expense at statutory rates       $(1,419,968)   $   (90,763)   $    34,302
Effect of permanent differences                           1,960          7,403         11,763
Effect of graduated tax rate                                 --          3,403         (4,673)
Other                                                    (1,960)       (10,806)       (19,284)
                                                    -----------    -----------    -----------
         INCOME TAX (BENEFIT) EXPENSE               $(1,419,968)   $   (90,763)   $    22,108
                                                    ===========    ===========    ===========

Operating loss carryforward as of July 31, 2003, for income tax purposes were as follows:

Expiration Date
    2023                                                            $3,227,239
                                                                    ----------

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company provides a retirement savings plan (the Plan), authorized under
Section 401(k) of the Tax Reform Act of 1986, as amended. Under the terms of the Plan, employees are eligible to contribute up to 18% of their compensation, subject to annual limitations, to the Plan. The Company may contribute 3% of gross salary for all eligible employees. Contributions are made directly to a qualified individual retirement account or annuity in the employee's name. The Company is required to make nondiscriminatory contributions for each employee who (1) has reached the age of 21; (2) has performed services for the Company during the last year of service in which he or she has completed 1,000 hours of service; (3) is not covered by a collective bargaining agreement; and (4) is not a nonresident alien. The Company's Plan contribution was approximately $30,000, $34,000, and $25,000 during the years ended July 31, 2003, 2002, and 2001, respectively.

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

Each share of Class A preferred stock is entitled to one vote on each matter voted on at a stockholders' meeting. The preferred stockholders have liquidation rights equal to the par value plus accumulated and unpaid dividends. The liquidation preference of the Class A preferred stock was $318,000 on July 31, 2003, 2002, and 2001.

There were no changes to the 3,000 outstanding shares of preferred stock during the years ending July 31, 2003, 2002, and 2001.

The 6% annual dividends on the Class A preferred stock are cumulative. No dividends were declared or recorded during the year ended July 31, 2003. Dividends of $18,000 were declared on the preferred stock during July 2002, which were accrued as of July 31, 2002, and reflected in the consolidated statement of stockholders' equity for the year ending July 31, 2002, and paid August 2, 2002. No dividends were declared during the year ended July 31, 2001; however, dividends of $18,000 were declared and paid during August 2001 and are reflected in the consolidated statement of stockholders' equity for the year ending July 31, 2002.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE:
A certain former stockholder was indebted to the Company by a note secured by real estate bearing interest at 8.75% (prime plus 4.00% adjusted annually) in the outstanding amounts (including interest) of $-0- and $167,098 at July 31, 2003 and 2002, respectively.

INSTALLMENT CONTRACTS, MORTGAGE NOTES, AND NOTES PAYABLE:
At July 31, 2003 and 2002, the Company had a related party payable of $-0- and $28,158, respectively. The payable had a monthly payment of $4,789, bearing interest at 7.00%, and matured in 2003.

DEBENTURE BONDS:
Included in debenture bonds at July 31, 2003 and 2002, is approximately $80,000 and $142,000, respectively, that is payable to related parties. These debentures bear interest at the prevailing market rate on the date of issuance.

ACCRUED EXPENSES AND OTHER LIABILITIES:
At July 31, 2003 and 2002, the following demand notes were payable to related parties:

                                                   2003                   2002
                                           --------------------    --------------------
                                                       Interest                Interest
                                           Amount        Rate       Amount       Rate
                                          --------      -------   --------     -------
Wayne E. Guthrie                          $ 52,814       7.50%    $ 80,093       7.50%
Constance Guthrie                           47,604       7.50%      62,860       7.50%
Other stockholders and employees               515       7.50%       1,975       7.50%
                                          --------                --------
                                          $100,933       0.00     $144,928       0.00
                                          ========                ========

INTEREST INCOME AND EXPENSE:
The approximate amount of related party interest income and expense included in the accompanying consolidated statement of operations during the years ended July 31, 2003, 2002, and 2001, is as follows:

                                           2003            2002           2001
                                           ----            ----           ----
Interest income                          $ 7,000         $18,000         $24,000
Interest expense                          12,000          14,000          22,000

                                                PACIFIC SECURITY FINANCIAL, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

PARTICIPATIONS:
The former president of Cornerstone Realty Advisors, Inc., a wholly-owned subsidiary of the Company that was folded into the parent company in 2002, had directly invested in certain loans through participation agreements during 2002. The former president had no direct investments in loan participating agreements at July 31, 2003. The total of such participations was $150,000 at July 31, 2002.

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

DEBENTURE BONDS, CONTRACTS RECEIVABLE, AND INSTALLMENT CONTRACTS PAYABLE:
Fair values are determined using future cash flows discounted at a rate of interest currently offered for debt or receivables with similar remaining maturities and credit risks. At July 31, 2003 and 2002, the carrying values of these financial instruments approximated their fair values.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART II
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:
Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, the Company's president and treasurer have determined that the Company's current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended July 31, 2003, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:
The following information as of July 31, 2003, is provided with respect to each director and executive officer of the Company:

                                        Year First
                                        Elected as     Expiration
      Name                      Age      Director        of Term           Position and Date Elected
      ----                      ---      --------        -------           -------------------------
Wayne E. Guthrie                 83        1970           2003       Chairman of the Board (Emeritus, March 7, 2002)

David L. Guthrie                 39        1987           2004       Chairman of the Board (March 7, 2002)
                                                                         President (February 18, 1999); Director

Kevin M. Guthrie                 48        1980           2004       Director

Donald J. Migliuri               56        1992           2005       Secretary/Treasurer (May 29, 1990); Director

Constance M. Guthrie             68        1981           2006       Director

Robert N. Codd                   73        1994           2004       Director

Julian Guthrie                   38        1998           2004       Director

John F. (Jack) Bury              54        2003           2006       Director

William L. Jenkins               41          --             --       Vice President (August 19, 2003)

FAMILY RELATIONSHIP:
Kevin M. Guthrie, David L. Guthrie, and Julian Guthrie are the children of Wayne
E. Guthrie and Constance Guthrie. Constance M. Guthrie is the wife of Wayne E. Guthrie.

BUSINESS EXPERIENCE:
Wayne E. Guthrie was Chairman of the Board Emeritus of Pacific Security Financial, Inc., a Washington corporation. Mr. Guthrie had over 50 years experience in areas of construction, financing of real estate and personal property, and real estate investments. He died August 4, 2003.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

BUSINESS EXPERIENCE (CONTINUED):
Kevin M. Guthrie was vice president of Pacific Security Financial, Inc. from 1985 to 2002. Mr. Guthrie has served as property manager for the Company since 1976. Mr. Guthrie resigned as an officer and terminated employment with the Company on October 15, 2002, to work for a Spokane property management firm that manages the Company's rental properties located in Spokane.

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

Jack Bury is a practicing attorney in Spokane, Washington. Mr. Bury graduated from the Gonzaga University School of Law. Since 1974 he has been employed by the law firm of Murphy, Bantz & Bury, P.S. where he is currently the sole shareholder and president of that professional service corporation. Mr. Bury's law firm represents the Company in corporate and certain other legal matters. Mr. Bury owns no shares in the Company's common or preferred stock.

William L. Jenkins became vice president in August 2003. He is a Certified Public Accountant and has a Masters Degree in Business Administration. He joined the Company on October 9, 2000, after working as an accountant and senior treasury analyst since 1986 at two financial institutions.

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

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
(CONTINUED):

Based solely on its review of copies of such forms furnished to the Company, the Company believes that during the fiscal years ended July 31, 2003 and 2002, all
Section 16(a) filing requirements applicable to Reporting Persons were complied with, except that David L. Guthrie has one delinquent Form 4 filing and Kevin M. Guthrie had two delinquent Form 4 filings.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS:
The following table lists, on an accrual basis, for each of the three years ended July 31, 2003, the remuneration paid by the Company to any officers or directors in excess of $100,000 and to all officers and directors as a group who were officers or directors of the Company at any time during the year ended July 31, 2003:

Name of Individual or Number of                                                                      Annual
           Person in                       Capacities in                       Fiscal             Compensation
             Group                          Which Served                        Year          Salary         Bonus*
-------------------------------             ------------                        ----          ------         ------

David L. Guthrie                       President and Director                   2003         $130,200       $105,000
                                       President and Director                   2002          130,850         93,000
                                       President and Director                   2001          110,340             --

Kevin M. Guthrie                       Vice President and Director              2003           24,030         97,377
                                       Vice President and Director              2002          114,707         82,000
                                       Vice President and Director              2001          110,863             --

Donald J. Migliuri                     Secretary/Treasurer, Director            2003           97,583         50,000
                                       Secretary/Treasurer, Director            2002           83,700         22,050

Officers and Directors as a group (5)                                           2003          552,191             --

The Company has no qualified or nonqualified stock option plan as of July 31, 2003.

* Includes severance payments

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:
Set forth below is certain information concerning parties, excluding management, who are known by the Company to directly own more than five percent of any class of the Company's voting shares on July 31, 2003: none.

SECURITY OWNERSHIP OF MANAGEMENT:
The following table sets forth as of July 31, 2003, information concerning the direct ownership of each class of equity securities by all directors and all directors and officers of the Company as a group:

                                                         Amount of
                                                         Shares and
                                                         Nature of
                                                         Beneficial   Percent of
 Title of Class       Name of Beneficial Owner           Ownership      Class
----------------  -----------------------------          ---------    ---------


Common stock      Wayne E. Guthrie                       142,521.5     13.19%
Common stock      Constance Guthrie                      142,521.5     13.19%
Common stock      Kevin Guthrie                          222,718.0     20.62%
Common stock      David Guthrie                          222,718.0     20.62%
Common stock      Julian Guthrie                         196,838.4     18.22%
                                                         ---------   -------

Common stock      All directors and officers as a group  927,317.4     85.84%
                                                         ---------   -------

Preferred stock   Wayne E. or Constance Guthrie              2,000     66.70%
Preferred stock   Constance Guthrie                          1,000     33.30%
                                                         ---------   -------

Preferred stock   All directors and officers as a group      3,000    100.00%
                                                         ---------   -------

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Transactions with Company officers, directors, and stockholders and other related parties are summarized in Note 13 to the consolidated financial statements included herein.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                        PART III
--------------------------------------------------------------------------------

ITEM 14.  PRINCIPLE ACCOUNTING FEES AND SERVICES

AUDIT FEES:
Audit fees billed or expected to be billed to the Company by Moss Adams for the audit of the Company's financial statements for the year ended July 31, 2003, and for reviews of the Company's financial statements included in the Company's quarterly reports on Form 10-Q totaled $41,908.

Audit fees billed or expected to be billed to the Company by Moss Adams for the audit of the Company's financial statements for the year ended July 31, 2002, and for reviews of the Company's financial statements included in the Company's quarterly reports on Form 10-Q totaled $43,317.

TAX FEES:
Fees billed or expected to be billed to the Company by Moss Adams for tax-related services provided during 2003 totaled $4,895.

Fees billed or expected to be billed to the Company by Moss Adams for tax-related services provided during 2002 totaled $5,345.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES:
No fees were billed or are expected to be billed to the Company by Moss Adams for services provided during 2003 or 2002 for the design and implementation of financial information systems.

ALL OTHER FEES:
No fees were billed or are expected to be billed to the Company by Moss Adams for other services during 2003 or 2002.

The Company's Board of Directors has considered whether the provisions of the services performed by Moss Adams LLP are compatible with maintaining their independence. All services are approved by the Chairman of the Board prior to the commencement of the engagement.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                         PART IV
--------------------------------------------------------------------------------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements:
                  The consolidated financial statements of Pacific Security Financial, Inc. are included in Part II, Item 8 of this annual report.

         (2) Financial Statement Schedules
                  Schedule III - Real estate and accumulated depreciation.
                  Schedule IV - Mortgage loans on real estate.

         (3) Exhibits

                  31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2 Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  32.2 Certification of Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K filed during the quarter None

(c)      See Item 15(a)(3) above.

(d)      See Item 15(a)(2) above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K (CONTINUED)



INDEPENDENT ACCOUNTANT'S REPORT ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders
Pacific Security Financial, Inc. and Subsidiaries
Spokane, Washington


Our audits of the consolidated financial statements referred to in our report dated August 29, 2003, of Pacific Security Financial, Inc. (formerly Pacific Security Companies) and its subsidiaries, which report and consolidated financial statements are included herein in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Spokane, Washington
August 29, 2003

PACIFIC SECURITY FINANCIAL, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

                                                                                                                          Life on
                                                                                                                            Which
                                                                                       Amount at                        Depreciation
                                                                             Cost        Which                            in Latest
                                                                          Capitalize   Carried at                          Income
                                                              Initial    Subsequent to  Close of   Accumulated    Date  Statement is
        Description                             Encumbrance    Cost       Acquisition    Period    Depreciation Acquired  Computed
                                                -----------  -----------  -----------  -----------  ----------- -------- -----------
Residential and commercial properties:
   Rental buildings and improvements:
      Spokane, Washington
         10 North Post Street (Peyton Bldg.)    $ 2,812,500  $ 2,209,343  $ 5,358,792  $ 7,568,135  $ 2,481,300  1979    25-40 years
         Pier 1 Building/Contract Sale
            Broadmoor Apartments             (2)  3,038,272           --           --           --           --
         Pier 1 Building                     (2)    983,889    1,194,017    2,965,409    4,159,426    1,322,591  1992    25-40 years
         Cornerstone Office Building #1      (1)  1,383,962    1,558,552       45,140    1,603,692      188,717  1999    25-40 years
         Cornerstone Office Building #2      (1)         --    1,019,163       23,816    1,042,979           --  2003    25-40 years
      Furniture and equipment related to above           --      549,276      194,720      743,996      424,566  Various Various
                                                -----------  -----------  -----------  -----------  -----------
                                                $ 8,218,623  $ 6,530,351  $ 8,587,877  $15,118,228  $ 4,417,174
                                                ===========  ===========  ===========  ===========  ===========

(1) Total obligation of $1,383,962 is secured by two commercial buildings and land as noted above.
(2) Total obligation of $3,038,272 is secured by contract sale of Broadmoor Apartments and Pier 1 Building.

                                                PACIFIC SECURITY FINANCIAL, INC.
                                                                    SCHEDULE III
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

Real estate:
   Balance at beginning of period                                          $ 16,947,480

   Additions during period:
      Purchases and capitalized costs, net                                    2,417,403
   Deductions during period:
      Cost of real estate sold                                               (3,602,975)
      Impairment of rental properties                                          (643,680)
                                                                           ------------

         BALANCE AT CLOSE OF PERIOD                                        $ 15,118,228
                                                                           ------------

Accumulated depreciation:
   Balance at beginning of period                                          $  4,135,629
   Depreciation for the year                                                    477,956
   Charges to accumulated depreciation related to real estate investments
      sold, net of other adjustments                                           (196,411)
                                                                           ------------

         BALANCE AT CLOSE OF PERIOD                                        $  4,417,174
                                                                           ============

PACIFIC SECURITY FINANCIAL, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
--------------------------------------------------------------------------------

                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                             to
                                                                                                                Carrying  Delinquent
                                                 Interest      Maturity    Periodic        Prior  Face Amount   Amount of  Principal
Description                                        Rate          Date    Payment Terms     Liens of Mortgages   Mortgages   Interst
------------------------------------------      ------------    ------   -------------     ----- ------------   ---------   -------
                                                Prime + 1.00%
Real estate contract (Butler)                   floor of 6.5%    2011   $20,566.64 monthly       $ 2,961,960  $ 2,961,960 $       --
Loan (#1990 Rock Ridge Properties)                 13.00%        2004  Interest only monthly       1,257,998    1,257,998         --
Loan (#2020 Skyline Estates)                    Prime + 3.50%    2002        Past due                500,000      500,000    500,000
Loan (#2048 Skyline Estates)                    Prime + 3.50%    2002        Past due                495,018      495,018    495,000
Contract-Nall                                    Prime + 1.00%   2032    $2,628.16 montly            345,549      345,549         --
                                            8.25% until 1/1/05
Contract-Ducommun                                  13.00%        2004    $3,800.00 monthy            285,088      285,088         --
Contract-Christen                                  12.50%        2004    $2,664.00 monthly           249,245      249,245         --
Other mortgage contracts and notes receivable,
   none of which individually exceed 3% of the
   total carrying value of mortgages               Various     Various        Various                           1,012,331    262,828
                                                                                                 -----------  ----------- ----------
                                                                                                 $ 6,094,858  $ 7,107,189 $1,257,828
                                                                                                 ===========  =========== ==========
Balance at beginning of period
   Additions during period:                                                                                  $ 25,451,896
      Mortgage loans originated and purchased                                                    $        --

   Deductions during period:
      Collections of principal and
         contract payoffs                                                                         15,198,100
      Other                                                                                        3,146,607
                                                                                                 -----------
                                                                                                               18,344,707
                                                                                                              -----------

         BALANCE AT END OF PERIOD                                                                             $ 7,107,189
                                                                                                              ===========

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

                                           PACIFIC SECURITY FINANCIAL, INC.
                                           (Registrant)

Dated:  October 27, 2003                   By: /s/ David L. Guthrie
                                               --------------------
                                                   David L. Guthrie
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                    Capacity                                Date
       ---------                                    --------                                ----
                                         Chief Executive Officer and
/s/ David L. Guthrie                     Director, Chairman of the Board of Directors
---------------------------------------                                                  October 27, 2003
David L. Guthrie

/s/ Donald J. Migliuri                   Secretary-Treasurer
---------------------------------------  Chief Financial Officer and Director            October 27, 2003
Donald J. Migliuri

/s/ Kevin M. Guthrie                     Director
---------------------------------------                                                  October 27, 2003
Kevin M. Guthrie

/s/ Constance M. Guthrie                 Director
---------------------------------------                                                  October 27, 2003
Constance M. Guthrie

/s/ Robert N. Codd                       Director
---------------------------------------                                                  October 27, 2003
Robert N. Codd

/s/ Julian Guthrie                       Director
---------------------------------------                                                  October 27, 2003
Julian Guthrie

/s/ John F. Bury                         Director
---------------------------------------                                                  October 27, 2003
John F. Bury