Form 10-Q
period 2003-09-30
PACIFIC SECURITY COMPANIES
filed 2003-12-15
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          Commission file number 0-6673

                        PACIFIC SECURITY COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Washington                                   91-0669906
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        10 North Post Street
        325 Peyton Building
      Spokane, Washington 99201                          (509) 444-7700
---------------------------------------          -------------------------------
(Address of principal executive offices          (Registrant's telephone number,
                                                       including area code)

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

1,080,161 shares of common stock, par value $3.00 per share, were outstanding on October 31, 2003.

                        PACIFIC SECURITY COMPANIES, INC.
                           FORM 10-Q QUARTERLY REPORT

                                Table of Contents
                                -----------------

Part I. Financial Information

     Item 1. Consolidated financial statements (unaudited)

          Consolidated balance sheet                                         1-2

          Consolidated statement of operations                                 3

          Consolidated statement of cash flows                               4-6

          Notes to unaudited financial statements                            7-9

     Item 2. Management's discussion and analysis of financial condition and results of operations

          Financial condition and liquidity                                   10

          Results of operations                                               12

     Item 3. Qualitative and quantitative disclosures about market risk       13

     Item 4. Controls and Procedures                                          13

Part II. Other information

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities and Use of Proceeds                        13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submission of Matters to a Vote of Security Holders              13

     Item 5. Other information                                                14

     Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                                    15

                                                PACIFIC SECURITY COMPANIES, INC.
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                    OCTOBER 31,       July 31,
                                                       2003             2003
                                                    (UNAUDITED)      (Audited)
                                                   ------------    -------------
ASSETS
   Cash and cash equivalents                       $    323,180    $    705,564
                                                   ------------    ------------
   Receivables
      Contracts, mortgages, finance notes,
       and loans receivable                           6,964,309       7,107,189
      Less allowance for loan losses                   (934,570)       (609,100)
                                                   ------------    ------------
                                                      6,029,739       6,498,089
      Accrued interest                                   39,653          42,790
      Other                                             226,800         275,481
                                                   ------------    ------------
                                                      6,296,192       6,816,360
                                                   ------------    ------------
   Investment in rental properties, net              11,397,986      11,344,735
   Impairment on rental properties                     (643,680)       (643,680)
                                                   ------------    ------------
                                                     10,754,306      10,701,055
                                                   ------------    ------------
   Other investments
      Property held for sale and development          4,296,065       4,367,608
                                                   ------------    ------------
   Other assets
      Furniture and equipment, net                       70,957          76,292
      Prepaid and other, net                            195,241         215,901
      Deferred tax asset, net                           528,941         284,834
      Federal income tax refund receivable               54,204          54,204
                                                   ------------    ------------
                                                        849,343         631,231
                                                   ------------    ------------
         TOTAL ASSETS                              $ 22,519,086    $ 23,221,818
                                                   ============    ============


                                                                               1
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    OCTOBER 31,      July 31,
                                                       2003            2003
                                                   (UNAUDITED)       (Audited)
                                                   ------------    -------------
LIABILITIES
   Notes payable to banks                          $  3,592,500    $  3,692,500

   Installment contracts, mortgage notes,
    and notes payable                                 6,082,486       5,583,266

   Debenture bonds                                    7,959,132       8,527,183

   Accrued expenses and other liabilities

      Related parties                                    98,244         100,933

      Unrelated                                         816,777         873,546
                                                   ------------    ------------
                                                     18,549,139      18,777,428
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock

      Class A preferred stock, $100 par
         value, authorized 20,000 shares;
         issued and outstanding 3,000
         shares                                         300,000         300,000

      Preferred stock, authorized
         10,000,000 no par value shares;
         no shares issued and outstanding                    --              --

   Common stock

      Original class, authorized
         2,500,000 no par value shares;
         $3 stated value; issued and
         outstanding, 1,080,161 and
         1,080,357 shares                             3,240,482       3,241,070

      Class B, authorized 30,000 no par
         value shares; no shares issued
         and outstanding                                     --              --

   Additional paid-in capital                         1,830,941       1,830,941

   Retained earnings (deficit)                       (1,401,476)       (927,621)
                                                   ------------    ------------
         Total stockholders' equity                   3,969,947       4,444,390
                                                   ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                   $ 22,519,086    $ 23,221,818
                                                   ============    ============


See accompanying notes.                                                        2
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                      2003               2002
                                                  ------------------------------
                                                           (UNAUDITED)
                                                  ------------------------------
Income
   Rental                                         $   347,136        $   326,289
   Interest, including loan fees of
      $5,742 and $84,102                              125,354            484,019
   Loss on sale of real estate                         (1,424)              (628)
   Other, net                                           1,264              6,127
                                                  -----------        -----------
                                                      472,330            815,807
                                                  -----------        -----------
Expense
   Rental operations
      Depreciation and amortization                   118,843            122,557
      Interest                                         83,429             91,979
      Other                                           165,485            162,484
                                                  -----------        -----------
                                                      367,757            377,020
   Interest, net of amount capitalized                240,648           463,205i
   Salaries and commissions                           113,549            332,264
   General and administrative                         136,284            269,637
   Depreciation and amortization                        6,584             12,971
   Provision for loan loss                            325,470            135,053
                                                  -----------        -----------
                                                    1,190,292          1,590,150
                                                  -----------        -----------
         Loss before income tax benefit              (717,962)          (774,343)

Income tax benefit                                   (244,107)          (263,277)
                                                  -----------        -----------
         NET LOSS                                 $  (473,855)       $  (511,066)
                                                  ===========        ===========
Net loss per common share basic and diluted       $     (0.44)       $     (0.47)
                                                  ===========        ===========
Weighted average common shares
   outstanding basic and diluted                    1,080,259          1,083,620
                                                  ===========        ===========


                                                                               3
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                   Three Months Ended October 31,
                                                   ------------------------------
                                                      2003               2002
                                                   ------------------------------
                                                            (UNAUDITED)
                                                   ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other            $   417,741        $   442,938
   Interest received                                   128,492            527,087
   Cash paid to suppliers and employees               (487,107)          (767,510)
   Interest paid, net of amounts capitalized          (210,063)          (389,069)
   Income taxes refunded                                    --             71,372
                                                   -----------        -----------
         Net cash used by operating
            activities                                (150,937)          (115,182)
                                                   -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sales of real estate                5,902          1,838,239

   Collections on contracts, mortgages,
      finance notes, and loans receivable              214,480          1,136,773

   Origination of loans receivable and
      investment in contracts, mortgages,
      and finance notes                                     --           (870,776)

   Additions to rental properties,
      property held for sale, property
      under development, furniture, and
      equipment                                       (180,726)          (559,770)
                                                   -----------        -----------
         Net cash provided by investing
            activities                                  39,656          1,544,466
                                                   -----------        -----------


                                                                               4
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Three Months Ended October 31,
                                                              ------------------------------
                                                                  2003               2002
                                                              ------------------------------
                                                                       (Unaudited)
                                                              ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments under line of credit agreements             $  (100,000)       $  (103,497)
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                           552,465                 --
   Payments on installment contracts, mortgage notes,
      and notes payable                                           (53,245)          (724,982)
   Redemption of debenture bonds                                 (669,735)          (622,448)
   Purchase and retirement of treasury stock                         (588)            (2,798)
   Payment of dividends on preferred stock                             --            (18,000)
                                                              -----------        -----------
         Net cash used by financing activities                   (271,103)        (1,471,725)
                                                              -----------        -----------
         NET CHANGE IN CASH AND CASH EQUIVALENTS                 (382,384)           (42,441)

Cash and cash equivalents, beginning of year                      705,564            367,469
                                                              -----------        -----------
Cash and cash equivalents, end of period                      $   323,180        $   325,028
                                                              ===========        ===========


                                                                               5
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                       Three Months Ended October 31,
                                                       ------------------------------
                                                          2003                2002
                                                       ------------------------------
                                                                (Unaudited)
                                                       ------------------------------
RECONCILIATION OF NET LOSS TO NET  CASH
   USED BY OPERATING ACTIVITIES
   Net loss                                            $(473,855)           $(511,066)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                      125,427              135,528
      Loss on sales of real estate                         1,424                  628
      Provision for loan loss                            325,470              135,053
      Change in assets and liabilities:
         Accrued interest receivable                       3,137               43,069
         Prepaid expenses, net                            20,660               16,928
         Interest accrued on debenture bonds             101,684              112,216
         Accrued expense and other liabilities           (59,458)              50,774
         Income taxes receivable                        (244,107)            (263,277)
         Other, net                                       48,681              164,965
                                                       ---------            ---------
         NET CASH USED BY OPERATING ACTIVITIES         $(150,937)           $(115,182)
                                                       =========            =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                   $  71,600            $ 172,000
                                                       =========            =========


See accompanying notes.                                                        6
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pacific Security Companies, Inc. (formerly Pacific Security Financial, Inc.) and its subsidiaries (the Company). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended July 31, 2003, filed with the Securities and Exchange Commission. Assets are presented at the lower of cost or fair value and liabilities are recorded that are expected to be incurred as part of the liquidation of a majority of the Company's assets to meet its current and long-term obligations.

The results of operations for the three months ended October 31, 2003, are not necessarily indicative of the results to be expected for the full year.

CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE:
The Company's contracts, finance notes, and loans receivable consist primarily of seller financed real state sales contracts and real estate development loans. Contracts, mortgages, finance notes, and loans receivable are stated at the unpaid principal balance, plus accrued interest, less acquisition discounts, unearned loan fees, and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral.

Contracts, mortgages, finance notes, and loans receivable are placed on nonaccrual status when collection of principal or interest is considered doubtful. Interest income previously accrued on these loans, but not yet received, is reversed in the current period to the extent that it is considered uncollectible. Interest subsequently recovered is credited to income in the period collected.

                                                                               7
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                               8
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the three months ended October 31, 2003 and 2002, is as follows:

                                  ------------      ------------      ------------
                                                    Real Estate,
                                   Commercial        Rental, and
                                     Lending         Receivables
                                   Operations        Operations           Total
                                  ------------      ------------      ------------
2003
   Revenue                        $     50,455      $    421,875      $    472,330
   Loss from operations               (447,115)         (270,847)         (717,962)
   Identifiable assets, net          5,601,034        16,918,052        22,519,086
   Depreciation and amortization         1,024           124,403           125,427
   Capital expenditures                     --           180,727           180,727

2002
   Revenue                        $    254,907      $    560,900      $    815,807
   Income from operations             (336,667)         (437,676)         (774,343)
   Identifiable assets, net         17,801,203        24,522,379        42,323,582
   Depreciation and amortization         1,242           134,286           135,528
   Capital expenditures                  2,382           557,388           559,770


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

NOTE 3 - SUBSEQUENT EVENT

Subsequent to the quarter ended October 31, 2003, the Company completed the sale of a rental property for $3.7 million. The Company expects to close the sale on or before December 16, 2003, with an estimated pre-tax gain in excess of $300,000 after deducting a loan prepayment penalty of approximately $275,000.

                                                                               9
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

At October 31, 2003, the Company had total stockholders' equity of approximately $3,970,000 and a total liabilities to equity ratio of 4.67 to 1, which increased from 4.22 to 1 at July 31, 2003. During the three months ended October 31, 2003, the Company's primary source of funds was approximately $214,000 in real estate contract and loan collections. The primary uses of funds were approximately $270,000 for net debt reduction, and $181,000 for property improvements.

The Company's sources of liquidity historically have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division, which has capped the amount of debentures the Company may sell or by the individual banks through restrictive covenants included in the loan agreements. The state of Washington has mandated as a condition for issuance of a permit that the Company reduce total debentures outstanding by $500,000 to $7,965,000 by August 29, 2004. The requirement to do so will materially impact the Company's liquidity.

An additional source of liquidity is the issuance of participation interests in certain loans and contracts originated by the Company. The total of these nonrecourse repurchasable participations was approximately $475,000 at October 31, 2003, and July 31, 2003.

At July 31, 2003, the Company's outstanding banking agreements totaled approximately $3,592,000 with an additional $6,082,486 due for installment contracts, mortgage notes, and notes payable. A bank continues to work with the Company on a loan that was paid down to $780,000 on October 15, 2003, and that is collateralized by a property in Eagle, Idaho, that was acquired through foreclosure in June 2003. Subsequent to the fiscal year end on July 31, 2003, the loan was evaluated based on market and other business conditions and the maturity date was extended to June 1, 2004. Management does not believe that a line of credit can be quickly replaced by another lender. This will materially impact the Company's liquidity and profitability. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans.

The Company anticipates that cash flows from operations along with real estate and receivable sales will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.

                                                                              10
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED):

The Company continues to implement strategies for reorganizing, which include liquidating a majority of the Company's assets over the course of the next year. The Company reduced personnel during the prior year, incurring restructuring charges exceeding $300,000 for severance payments and employment contracts for seven employees. Six employees have continued to work for the Company after the April 30, 2003, employment contract ending date. It is management's intention that the Company will continue to own and invest in commercial real estate upon completion of the restructuring, at which time management intends to evaluate the opportunities to continue financing commercial real estate in light of market conditions and available capital.

The Company's management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company's position relative to bankruptcy filings by borrowers must be assessed.

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered through the sale of the foreclosed property, approximately 27 acres of land, that was acquired through a trustee's sale after the bankruptcy stay was lifted in December 2002. The Company has a sale pending approval of entitlements.

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

The borrower on two loans totaling approximately $995,000 filed for bankruptcy in March 2003. The loans are collateralized by eight lots, including one partially finished house and eleven acres of land in Oakland Hills, California. The Company is currently assessing its potential for recovery and has made a $325,000 provision for loan loss on these loans during the quarter ending October 31, 2003, bringing the total allowance for loan loss to approximately $595,000.

As a result of a slowdown in economic activity since September 11, 2001, the Company anticipates sales of its real estate, including foreclosed properties, may involve delays and possible losses.

                                                                              11
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (THREE MONTHS):

The Company's net loss for the quarter ended October 31, 2003, was approximately $474,000 compared with a net loss of approximately $511,000 for the quarter ended October 31, 2002. The change was primarily attributable to a decrease of $223,000 in interest expense, a decrease of $219,000 in salaries and commissions, and a decrease of $133,000 in general and administrative expense offset by a $359,000 reduction in interest income and an increase of $190,000 in the provision for loan loss in the quarter ended October 31, 2003, compared with the similar period in 2002.

Rental property revenue increased by approximately $21,000 (6%) to approximately $347,000 in the quarter ended October 31, 2003, from approximately $326,000 in 2002. This increase primarily resulted from increased rents from properties renovated during the year.

Rental property expenses were approximately $9,000 (2%) lower in 2003 than for the comparable three months in 2002. This decrease was due to decreased depreciation expense of approximately $4,000 (3%), increased operating expense of $3,000 (2%), and decreased interest expense of $8,000 (9%).

Salaries and commissions were approximately $219,000 (66%) lower for the quarter ended October 31, 2003, than the comparable three months in 2002 due to lower commissions, severances, and bonuses paid or accrued in 2003.

Interest income, including loan fees, decreased approximately $359,000 (74%) for the three months ended October 31, 2003, compared with the similar period in 2002 as the total amount of receivables declined. Loan fees declined approximately $78,000 (93%) to $6,000 from $84,000 because of a lack of new loan originations.

General and administrative expense decreased approximately $133,000 (49%) for the three months ended October 31, 2003, compared with the same period in 2002, primarily because of legal expense decreases of approximately $64,000 for various matters and no restructuring expenses in 2003 compared with approximately $41,000 in 2002.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $223,000 (48%) in the first quarter of 2003 compared with the same period in 2002 primarily due to the reduction in interest-bearing debt.

The Company's effective income tax rate as a percentage of loss before federal income tax was approximately 34% in 2003 and 2002.

                                                                              12
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not engaged in any legal proceeding of a material nature at October 31, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                                              13
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

On October 14, 2003, the Company amended its articles of incorporation to change the name of the corporation from Pacific Security Financial, Inc. to Pacific Security Companies, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            None

                                                                              14
--------------------------------------------------------------------------------

                                                PACIFIC SECURITY COMPANIES, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Companies, Inc.

/s/ David L. Guthrie
---------------------------------
David L. Guthrie
President/Chief Executive Officer
December 12, 2003

/s/ Donald J. Migliuri
---------------------------------
Donald J. Migliuri
Secretary-Treasurer/
Chief Financial Officer
December 12, 2003

                                                                              15
--------------------------------------------------------------------------------