Form 10-Q
period 2004-01-31
PACIFIC SECURITY COMPANIES
filed 2004-03-16
CIK 203159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2004

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
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           10 North Post Street
            325 Peyton Building
         Spokane, Washington 99201                       (509) 444-7700
         -------------------------                       --------------
 (Address of principal executive offices)       (Registrant's telephone number,
                                                       including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes        [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                            [ ] Yes        [X] No

1,080,161 shares of common stock, par value $3.00 per share, were outstanding on January 31, 2004.

                        PACIFIC SECURITY COMPANIES, INC.
                           FORM 10-Q QUARTERLY REPORT

                                Table of Contents

Part I. Financial Information

     Item 1. Consolidated financial statements (unaudited)

               Consolidated balance sheet                                   1-2

               Consolidated statement of operations                           3

               Consolidated statement of cash flows                         4-6

               Notes to unaudited financial statements                      7-9

     Item 2. Management's discussion and analysis of financial condition and results of operations

               Financial condition and liquidity                          10-11

               Results of operations                                      12-13

     Item 3. Qualitative and Quantitative Disclosures about
              Market Risk                                                    14

     Item 4. Controls and Procedures                                         14

Part II. Other information

     Item 1. Legal Proceedings                                               14

     Item 2. Changes in Securities and Use of Proceeds                       14

     Item 3. Defaults Upon Senior Securities                                 14

     Item 4. Submission of Matters to a Vote of Security
              Holders                                                        14

     Item 5. Other information                                               15

     Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

Certifications                                                            17-22

                                                PACIFIC SECURITY COMPANIES, INC.
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                              ASSETS

                                                                  JANUARY  31,      July 31,
                                                                      2004            2003
                                                                  ----------------------------
ASSETS
   Cash and cash equivalents                                      $    865,793    $    705,564
                                                                  ------------    ------------

   Receivables
      Contracts, mortgages, finance notes, and loans receivable      6,027,708       7,107,189
      Less allowance for loan losses                                  (379,552)       (609,100)
                                                                  ------------    ------------

                                                                     5,648,156       6,498,089
      Accrued interest                                                  39,935          42,790
      Other                                                            236,861         275,481
                                                                  ------------    ------------

                                                                     5,924,952       6,816,360
                                                                  ------------    ------------

   Investment in rental properties, net                              8,788,808      11,344,735
   Impairment on rental properties                                    (643,680)       (643,680)
                                                                  ------------    ------------

                                                                     8,145,128      10,701,055
                                                                  ------------    ------------

   Other investments
      Property held for sale and development                         4,700,740       4,367,608
                                                                  ------------    ------------

   Other assets
      Furniture and equipment, net                                      65,399          76,292
      Prepaid and other, net                                           176,699         215,901
      Deferred tax asset, net                                          550,625         284,834
      Federal income tax refund receivable                                --            54,204
                                                                  ------------    ------------

                                                                       792,723         631,231
                                                                  ------------    ------------

         TOTAL ASSETS                                             $ 20,429,336    $ 23,221,818
                                                                  ------------    ------------

                                                                               1

                                                PACIFIC SECURITY COMPANIES, INC.
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JANUARY  31,      July 31,
                                                                        2004            2003
                                                                    ---------------------------
LIABILITIES
   Notes payable to banks                                           $  3,592,500    $  3,692,500
   Installment contracts, mortgage notes, and notes payable            4,520,754       5,583,266
   Debenture bonds                                                     7,584,865       8,527,183
   Accrued expenses and other liabilities
      Related parties                                                     95,597         100,933
      Unrelated                                                          725,766         873,546
                                                                    ------------    ------------

                                                                      16,519,482      18,777,428
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock
      Class A preferred stock, $100 par value, authorized 20,000
         shares; issued and outstanding 3,000 shares                     300,000         300,000
      Preferred stock, authorized 10,000,000 no par value shares;
         no shares issued and outstanding                                   --              --
   Common stock
      Original class, authorized 2,500,000 no par value shares;
         $3 stated value;
         issued and outstanding, 1,080,161 and
         1,080,357 shares                                              3,240,482       3,241,070
      Class B, authorized 30,000 no par value shares; no shares
         issued and outstanding                                             --
   Additional paid-in capital                                          1,830,941       1,830,941
   Retained earnings (deficit)                                        (1,461,569)       (927,621)
                                                                    ------------    ------------
         Total stockholders' equity                                    3,909,854       4,444,390
                                                                    ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 20,429,336    $ 23,221,818
                                                                    ------------    ------------

See accompanying notes.                                                        2

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                              Three Months Ended             Six Months Ended
                                                  January 31,                   January 31,
                                          --------------------------------------------------------
                                               2004           2003           2004          2003
                                          --------------------------------------------------------
Income
   Rental                                 $   275,381    $   381,752    $   622,517    $   708,041
   Interest, including loan fees of
      $5,725 and $50,015
      and $11,449 and $134,117                124,400        440,525        249,754        924,544
   Gain (loss) on sale of real estate         417,320        (26,342)       415,896        (26,970)
   Other, net                                     978         13,352          2,242         19,479
                                          -----------    -----------    -----------    -----------
                                              818,079        809,287      1,290,409      1,625,094
                                          -----------    -----------    -----------    -----------

Expense
   Rental operations
      Depreciation and amortization            97,405        121,846        216,248        244,403
      Interest                                 72,616         80,642        156,045        172,621
      Other                                   230,813        169,625        396,298        332,109
                                          -----------    -----------    -----------    -----------
                                              400,834        372,113        768,591        749,133

   Interest, net of amount capitalized        239,148        425,529        479,796        888,734
   Salaries and commissions                   113,212        196,565        226,761        528,829
   General and administrative                  82,105        224,747        218,389        494,384
   Depreciation and amortization                6,557         11,460         13,141         24,431
   Provision for loan loss                     40,000        423,819        365,470        558,872
                                          -----------    -----------    -----------    -----------
                                              881,856      1,654,233      2,072,148      3,244,383
                                          -----------    -----------    -----------    -----------
         Loss before income tax benefit       (63,777)      (844,946)      (781,739)    (1,619,289)

Income tax benefit                            (21,684)      (287,281)      (265,791)      (550,558)
                                          -----------    -----------    -----------    -----------

         NET LOSS                             (42,093)      (557,665)      (515,948)    (1,068,731)

Less preferred stock dividends                (18,000)          --          (18,000)       (18,000)
                                          -----------    -----------    -----------    -----------
         Loss to common stockholders      $   (60,093)   $  (557,665)   $  (533,948)   $(1,086,731)
                                          -----------    -----------    -----------    -----------
Loss per common share basis
   and diluted                            $     (0.06)   $     (0.51)   $     (0.49)   $     (1.00)
                                          -----------    -----------    -----------    -----------
Weighted-average common shares
   outstanding basic and diluted            1,080,161      1,083,222      1,080,210      1,083,421
                                          -----------    -----------    -----------    -----------

See accompanying notes.                                                        3

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Six Months Ended January 31,
                                                             --------------------------
                                                                 2004           2003
                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from rentals and other                      $   702,580    $   854,708
   Interest received                                             252,609      1,032,955
   Cash paid to suppliers and employees                         (965,328)    (1,479,572)
   Interest paid, net of amounts capitalized                    (419,920)      (847,990)
   Income taxes refunded                                          54,204        631,505
                                                             -----------    -----------
         Net cash provided (used) by operating activities       (375,855)       191,606
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of real estate and fixed assets         3,252,421      2,179,204
   Collections on contracts, mortgages, finance notes,
      and loans receivable                                       274,288      8,014,292
   Investment in contracts, mortgages, notes, and loans
      receivable                                                (117,936)    (1,617,330)
   Additions to rental properties, property held for sale,
      property under development, vehicles, and equipment       (503,845)      (844,890)
                                                             -----------    -----------
         Net cash provided by investing activities             2,904,928      7,731,276
                                                             -----------    -----------

See accompanying notes.                                                        4

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                         Six Months Ended January 31,
                                                          --------------------------
                                                             2004           2003
                                                          --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements         $  (100,000)   $(5,393,492)
   Proceeds from installment contracts, mortgage notes,
      and notes payable                                     1,000,000           --
   Payments on installment contracts, mortgage notes,
      and notes payable                                    (2,062,512)      (896,413)
   Redemption of debenture bonds                           (1,187,744)    (1,380,815)
   Purchase and retirement of common stock                       (588)        (3,319)
   Payment of dividends on preferred stock                    (18,000)       (18,000)
                                                          -----------    -----------
         Net cash used by financing activities             (2,368,844)    (7,692,039)
                                                          -----------    -----------
         NET CHANGE IN CASH AND CASH EQUIVALENTS              160,229        230,843

Cash and cash equivalents, beginning of year                  705,564        367,469
                                                          -----------    -----------
Cash and cash equivalents, end of period                  $   865,793    $   598,312
                                                          -----------    -----------

See accompanying notes.                                                        5

                                                PACIFIC SECURITY COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                         Six Months Ended January 31,
                                                          --------------------------
                                                             2004           2003
                                                          --------------------------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                             $  (515,948)   $(1,068,731)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                           229,389        268,834
      Deferred income tax benefit                            (265,791)      (566,327)
      Interest accrued on debenture bonds                     245,427        297,883
      (Gain) loss on sales of real estate                    (415,896)        26,970
      Provision for loan loss                                 365,470        558,872
      Change in assets and liabilities:
         Accrued interest receivable                            2,855        108,410
         Prepaid expenses                                      39,202         34,878
         Accrued expense                                     (153,386)      (177,407)
         Income taxes receivable                               54,204        647,273
         Other, net                                            38,619         60,951
                                                          -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES        $  (375,855)   $   191,606
                                                          -----------    -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Company financed sale of property                      $    71,600    $   400,000
                                                          -----------    -----------
   Property held for sale and development acquired in
      satisfaction for defaulted loan receivable          $   400,000    $ 1,250,000
                                                          -----------    -----------


See accompanying notes.                                                        6

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

The results of operations for the six months ended January 31, 2004, are not necessarily indicative of the results to be expected for the full year.

CONTRACTS, MORTGAGES, FINANCE NOTES, AND LOANS RECEIVABLE:
The Company's contracts, finance notes, and loans receivable consist primarily of seller financed real estate sales contracts and real estate development loans. Contracts, mortgages, finance notes, and loans receivable are stated at the unpaid principal balance, plus accrued interest, less acquisition discounts, unearned loan fees, and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral.

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

                                                PACIFIC SECURITY COMPANIES, INC.
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - BUSINESS SEGMENT REPORTING

Information about the Company's separate continuing business segments as of and for the six months ended January 31, 2004 and 2003, is as follows:

                                                  Real Estate,
                                    Commercial    Rental, and
                                      Lending      Receivables
                                    Operations     Operations          Total
                                   ------------   ------------     ------------
2004
Revenue                            $    100,346   $    522,171     $    622,517
Loss from operations                   (603,970)      (177,769)        (781,739)
Identifiable assets, net              5,608,877     14,820,459       20,429,336
Depreciation and amortization             2,023        227,366          229,389
Capital expenditures                       --          503,845          503,845

2003
Revenue                            $    498,530   $  1,126,564     $  1,625,094
Loss from operations                   (843,424)      (775,865)      (1,619,289)
Identifiable assets, net             12,046,360     23,169,449       35,215,809
Depreciation and amortization             2,485        266,349          268,834
Capital expenditures                      2,382        842,508          844,890

The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company's reportable business segments are its commercial loan origination business and its rental and receivable operations. Its commercial loan origination business originated commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate. Some unallocated general corporate expense items are part of the rental and receivable segment reporting.

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to the quarter ended January 31, 2004, the Company received a $100,000 non-refundable deposit on the $1,370,000 sale of Cornerstone Office Building #2 with an expected closing date of June 1, 2004.

The Company has also received an offer of approximately $6 million for the sale of the Peyton Building which is subject to due diligence reviews.

                                                PACIFIC SECURITY COMPANIES, INC.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:
At January 31, 2004, the Company had total stockholders' equity of approximately $3,910,000 and a total liabilities to equity ratio of 4.22 to 1, which was the same as July 31, 2003. During the six months ended January 31, 2004, the Company's primary sources of funds were approximately $3,252,000 from the sales of real estate, and $274,000 in real estate contract and loan collections. The primary uses of funds were approximately $2,350,000 for net debt reduction, and $504,000 for property improvements.

The Company's sources of liquidity historically have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division, which has capped the amount of debentures the Company may sell or by the individual banks through restrictive covenants included in the loan agreements. The state of Washington has mandated as a condition for issuance of a permit that the Company reduce total debentures outstanding by $500,000 to $7,965,000 by August 29, 2004. The requirement to do so has materially impacted the Company's liquidity.

An additional source of liquidity is the issuance of participation interests in certain loans and contracts originated by the Company. The total of these nonrecourse repurchasable participations was approximately $475,000 at January 31, 2004, and July 31, 2003.

At January 31, 2004, the Company's outstanding banking agreements totaled approximately $3,592,000 with an additional $4,520,754 due for installment contracts, mortgage notes, and notes payable. A bank continues to work with the Company on a loan that was paid down to $780,000 on October 15, 2003, and that is collateralized by a property in Eagle, Idaho, that was acquired through foreclosure in June 2003. Subsequent to the fiscal year end on July 31, 2003, the loan was evaluated based on market and other business conditions and the maturity date was extended to June 1, 2004. The Company also obtained a six month extension to July 31, 2004, on a $1,650,000 loan with undisbursed funds at January 31, 2004, of $205,000 to be used to complete the construction of Cornerstone Office Building #2. Management does not believe that a line of credit can be quickly obtained from another lender. This will materially impact the Company's liquidity and profitability. Due to the restrictive banking agreements, the Company has essentially stopped making new loans and has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on several loans.

The Company anticipates, but there can be no assurance, that cash flows from operations along with real estate and receivable sales will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.

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

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company's principal portion of this loan totaled $1,250,000 and is expected to be recovered through the sale of the foreclosed property, approximately 27 acres of land, that was acquired through a trustee's sale after the bankruptcy stay was lifted in December 2002. The Company has a sale pending for approximately half of the property expected to close in May 2004 and the remaining balance in 2005.

The Company completed foreclosure proceedings on three Eagle, Idaho, loans totaling approximately $2,460,000 and obtained title to approximately 25 acres of land in June 2003. The Company has negotiated a sale of approximately 75% of this property pending and expects to close in March 2004.

The Company has provided an allowance for loan loss of $140,000 on a Kirkland, Washington, loan of approximately $140,000. The borrower was forced into involuntary bankruptcy by unsecured creditors. A trustee's sale of the property scheduled for May 9, 2003, was postponed. The Company assessed its potential for recovery and provided $40,000 to the allowance for loan loss in the quarter ended January 31, 2004.

The borrower on two loans totaling approximately $995,000 filed for bankruptcy in March 2003. The loans were collateralized by eight lots, including one partially finished house and eleven acres of land in Oakland Hills, California. The Company acquired one lot valued at $400,000 at a Trustees sale on January 28, 2004, and wrote off the remaining $595,000 balance during the quarter ending January 31, 2004.

                                                PACIFIC SECURITY COMPANIES, INC.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (THREE MONTHS):
The Company's net loss for the quarter ended January 31, 2004, was approximately $42,000 compared with a net loss of approximately $558,000 for the quarter ended January 31, 2003. The change was primarily attributable to a $444,000 increase in gain on sales of real estate, a decrease of $186,000 in interest expense, a decrease of $83,000 in salaries and commissions, and a decrease of $143,000 in general and administrative expense and a decrease of $384,000 in the provision for loan loss offset by a $316,000 reduction in interest income in the quarter ended January 31, 2004, compared with the similar period in 2003.

Rental property revenue decreased by approximately $106,000 (28%) to approximately $275,000 in the quarter ended January 31, 2004, from approximately $381,000 in 2003. This decrease primarily resulted from decreased rents from properties sold during the year.

Rental property expenses were approximately $29,000 (8%) higher in 2004 than for the comparable three months in 2003. This increase was due to increased operating expense of $61,000 (36%), offset by decreased interest expense of $8,000 (10%) and decreased depreciation expense of $24,000 (20%).

Salaries and commissions were approximately $83,000 (42%) lower for the quarter ended January 31, 2004, than the comparable three months in 2003 due to lower commissions, severances, and bonuses paid or accrued in 2004.

Interest income, including loan fees, decreased approximately $316,000 (72%) for the three months ended January 31, 2004, compared with the similar period in 2003 as the total amount of receivables declined. Loan fees declined approximately $44,000 (89%) to $6,000 from $50,000 because of a lack of new loan originations.

General and administrative expense decreased approximately $143,000 (64%) for the three months ended January 31, 2004, compared with the same period in 2003, primarily because of legal and foreclosure expense decreases of approximately $17,000 for various matters and no restructuring expenses in 2004 compared with approximately $91,000 in 2003.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $186,000 (44%) in the quarter ended January 31, 2004, compared with the same period in 2003 primarily due to the reduction in interest-bearing debt.

The Company's effective income tax rate as a percentage of loss before federal income tax was approximately 34% in 2004 and 2003.

                                                PACIFIC SECURITY COMPANIES, INC.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (SIX MONTHS):
The Company's net loss for the six months ended January 31, 2004, was approximately $516,000 compared with a net loss of approximately $1,069,000 for the six months ended January 31, 2003. The decrease was primarily attributable to approximately $443,000 in pre-tax increase in gain on sales of real estate in 2004 compared to 2003, a decrease of $266,000 in net interest income, a decrease of $193,000 in the provision for loan losses, decrease of $276,000 in general and administrative expenses and a decrease of $302,000 in salaries and commissions offset by a $285,000 decrease in income tax benefit.

Rental revenue decreased approximately $86,000 (12%) in the six months ended January 31, 2004, compared to the six months ended January 31, 2003. This primarily resulted from decreased rents due to sales of rental properties, including an office building in December 2003.

Rental property expense was approximately $19,000 (3%) higher in 2004 than for the comparable six months in 2003. This resulted from increased operating expense of approximately $64,000 (19%), decreased interest expense of $17,000 (10%), and a decrease in depreciation of $28,000 (12%).

Interest income, including loan fees, was approximately $675,000 (73%) less for the six months ended January 31, 2004, compared with the similar period in 2003 as interest earned on the average outstanding balance in contracts and notes receivable decreased during the period, primarily due to a lack of new loans originated by the Company.

Salaries and commissions were approximately $302,000 (57%) lower in the six months ended January 31, 2004, than for the comparable six months in 2003, primarily because of a reduction in personnel. No restructuring expenses for severance payments were incurred in 2004 compared with 2003 and were primarily responsible for a decrease of approximately $276,000 in general and administrative expenses.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was approximately $409,000 (46%) less in 2004 than in 2003 primarily due to a decrease in interest bearing debt.

The Company's effective income tax rate as a percentage of income before federal income tax was approximately 34.0% in 2004 and 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not engaged in any legal proceeding of a material nature at January 31, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 31.1 CEO Certification required under Section 302 of
                       Sarbanes-Oxley Act of 2002

          Exhibit 31.2 CFO Certification required under Section 302 of
                       Sarbanes-Oxley Act of 2002

          Exhibit 32.1 CEO Certifications required under Section 906 of
                       Sarbanes-Oxley Act of 2002

          Exhibit 32.2 CFO Certifications required under Section 906 of
                       Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          None

                                                PACIFIC SECURITY COMPANIES, INC.
                                                                      SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                Pacific Security Companies, Inc.

/s/ David L. Guthrie
-------------------------           President/Chief               March 15, 2004
David L. Guthrie                    Executive Officer

/s/ Donald J. Migliuri
-------------------------           Secretary-Treasurer/          March 15, 2004
Donald J. Migliuri                  Chief Financial Officer