Form 10-Q
period 2004-04-30
PACIFIC SECURITY COMPANIES
filed 2004-06-14
CIK 203159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-6673

PACIFIC SECURITY COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0669906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 North Post Street
325 Peyton Building
Spokane, Washington 99201	(509) 444-7700
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes                                 ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

1,078,279 shares of common stock, par value $3.00 per share, were outstanding on June 10, 2004.

PACIFIC SECURITY COMPANIES, INC.

FORM 10-Q QUARTERLY REPORT

Table of Contents

———————

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	April 30, 2004	July 31, 2003

ASSETS
Cash and cash equivalents	$586,288	$705,564

Receivables
Contracts, mortgages, finance notes, and loans receivable, net	5,960,009	7,107,189
Less allowance for loan losses	(379,552)	(609,100)

	5,580,457	6,498,089
Accrued interest	26,814	42,790
Other	250,994	275,481

	5,858,265	6,816,360

Investment in rental properties, net	9,265,612	11,344,735
Impairment on rental properties	(2,081,680)	(643,680)

	7,183,932	10,701,055

Other investments
Property held for sale and development	3,229,562	4,367,608

Other assets
Furniture and equipment, net	64,224	76,292
Prepaid and other, net	214,655	215,901
Deferred tax asset, net	1,231,524	284,834
Federal income tax refund receivable	—	54,204

	1,510,403	631,231

TOTAL ASSETS	$18,368,450	$23,221,818

See accompanying notes.                                                                                                                 1

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	April 30, 2004	July 31, 2003

LIABILITIES
Notes payable to banks	$2,812,500	$3,692,500
Installment contracts, mortgage notes, and notes payable
Related parties	200,000	—
Unrelated	4,560,858	5,583,266
Debenture bonds	7,265,652	8,527,183
Accrued expenses and other liabilities
Related parties	91,880	100,933
Unrelated	853,212	873,546

Total liabilities	15,784,102	18,777,428

STOCKHOLDERS' EQUITY
Preferred stock
Class A preferred stock, $100 par value, authorized 20,000
shares; issued and outstanding 3,000 shares	300,000	300,000
Preferred stock, authorized 10,000,000 no par value shares;
no shares issued and outstanding	—	—
Common stock
Original class, authorized 2,500,000 no par value shares; $3 stated value; issued and outstanding, 1,078,279 and
1,080,337 shares	3,234,837	3,241,070
Class B, authorized 30,000 no par value shares; no shares
issued and outstanding	—	—
Additional paid-in capital	1,832,823	1,830,941
Retained earnings (deficit)	(2,783,312)	(927,621)

Total stockholders' equity	2,584,348	4,444,390

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,368,450	$23,221,818

See accompanying notes.                                                                                                                 2

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Income
Rental	$271,761	$354,119	$894,278	$1,062,160
Interest, including loan fees of
$12,765 and $60,850
and $18,490 and $194,967	139,939	288,611	389,693	1,213,155
Gain (loss) on sale of real estate	(245,626)	(179,156)	170,270	(206,126)
Other, net	2,908	2,905	5,150	22,384

	168,982	466,479	1,459,391	2,091,573

Expense
Rental operations
Depreciation and amortization	89,214	115,650	305,462	360,053
Interest	60,177	64,377	216,222	236,998
Other	155,107	192,016	551,405	524,125

	304,498	372,043	1,073,089	1,121,176

Interest, net of amount capitalized	210,291	313,654	690,087	1,202,388
Salaries and commissions	117,512	366,656	344,273	895,485
General and administrative	95,097	86,634	313,486	581,017
Depreciation and amortization	6,226	7,017	19,367	31,448
Contract discount	—	318,066	—	318,066
Provision for loan loss	—	—	365,470	558,872
Provision for impaired asset	1,438,000	—	1,438,000	—

	2,171,624	1,464,070	4,243,772	4,708,452

Income (loss) before income
tax (benefit) provision	(2,002,642)	(997,591)	(2,784,381)	(2,616,879)

Income tax (benefit) provision	(680,899)	(339,181)	(946,690)	(889,739)

NET INCOME (LOSS)	(1,321,743)	(658,410)	(1,837,691)	(1,727,140)

Less preferred stock dividends	—	—	(18,000)	(18,000)

Income (loss) available to
common stockholders	$(1,321,743)	$(658,410)	$(1,855,691)	$(1,745,140)

Net income (loss) per common
share basic and diluted	$(1.23)	$(0.61)	$(1.72)	$(1.61)

Weighted-average common shares
outstanding basic and diluted	1,078,764	1,082,216	1,079,728	1,083,019

See accompanying notes.                                                                                                                 3

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended April 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from rentals and other	$925,161	$1,148,598
Interest received	405,669	1,366,015
Cash paid to suppliers and employees	(1,227,768)	(2,629,678)
Interest paid, net of amounts capitalized	(592,933)	(1,099,425)
Income taxes refunded	54,204	631,505

Net cash used by operating activities	(435,667)	(582,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate and fixed assets	4,478,223	3,714,314
Collections on contracts, mortgages, finance notes, and loans
receivable	365,143	15,289,383
Investment in contracts, mortgages, notes, and loans
receivable	(141,092)	(1,740,821)
Additions to rental properties, property held for sale, property
under development, furniture, and equipment	(1,075,164)	(1,170,692)

Net cash provided by investing activities	3,627,110	16,092,184

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit agreements	(880,000)	(10,888,738)
Proceeds from installment contracts, mortgage notes,
and notes payable	1,200,000	—
Payments on installment contracts, mortgage notes,
and notes payable	(2,022,408)	(2,254,030)
Redemption of debenture bonds	(1,585,960)	(1,761,322)
Purchase and retirement of common stock	(4,351)	(9,785)
Payment of dividends on preferred stock	(18,000)	(18,000)

Net cash used by financing activities	(3,310,719)	(14,931,875)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(119,276)	577,324

Cash and cash equivalents, beginning of year	705,564	367,469

Cash and cash equivalents, end of period	$586,288	$944,793

See accompanying notes.                                                                                                                 4

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended April 30,
	2004	2003

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH USED BY OPERATING ACTIVITIES
Net income (loss)	$(1,837,692)	$(1,727,140)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	324,828	391,501
Deferred income tax (benefit) expense	(946,690)	(905,508)
Interest accrued on debenture bonds	324,429	398,330
(Gain) loss on sales of real estate	(170,270)	206,126
Provision for loan loss	365,470	468,738
Provision for impaired asset	1,438,000	—
Change in assets and liabilities:
Accrued interest receivable	15,977	152,860
Prepaid expenses	1,246	56,125
Accrued expense	(29,656)	(289,634)
Income taxes receivable	54,204	647,273
Other, net	24,487	18,344

NET CASH USED BY OPERATING ACTIVITIES	$(435,667)	$(582,985)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Company financed sale of property	$71,600	$929,739

Property held for sale and development acquired in satisfaction
for defaulted loan receivable	$400,000	$1,250,000

See accompanying notes.                                                                                                                 5

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Security Companies, Inc. and its subsidiaries (the Company). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company’s annual report on Form 10-K for the year ended July 31, 2003, filed with the Securities and Exchange Commission.

The results of operations for the nine months ended April 30, 2004, are not necessarily indicative of the results to be expected for the full year.

Contracts, mortgages, finance notes, and loans receivable:

The Company’s contracts, finance notes, and loans receivable consist primarily of short-term construction and real estate development loans. Contracts, mortgages, finance notes, and loans receivable are stated at the unpaid principal balance, plus accrued interest, less acquisition discounts, unearned loan fees, and an allowance for estimated uncollectible amounts, as necessary. Management evaluates receivables which may not be fully collectible to determine if a provision for loss is necessary based on the present value of expected future cash flows from the receivables in the ordinary course of business or from amounts recoverable through foreclosures and the subsequent resale of the collateral.

Contracts, mortgages, finance notes, and loans receivable are placed on nonaccrual status when collection of principal or interest is considered doubtful. Interest income previously accrued on these loans, but not yet received, is reversed in the current period to the extent that it is considered uncollectible. Interest subsequently recovered is credited to income in the period collected.

Allowance for loan losses:

The allowance for loan losses is based on management’s evaluation of each specific loan. A loan is considered impaired when, based on current information such as adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan’s original agreement. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation (Continued)

fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Contracts, mortgages, finance notes, and loans receivable are charged off when management believes there has been permanent impairment of their carrying values.

Sales of real estate:

Profit on sale of real estate is recognized when the buyers’ initial and continuing investment is adequate to demonstrate (1) a commitment to fulfill the terms of the transaction, (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risk and rewards of ownership to the buyer.

Receipts on sales of real estate investments are accounted for as customer deposits until the principal payments received on the sales contracts exceed the minimum guidelines for gain recognition. Losses arising from sales of real estate are recognized immediately upon sale.

Reclassifications:

Certain reclassifications have been made in the prior period’s financial statements in order to conform with the current period financials. The reclassifications had no effect on previously reported net income (loss) or equity.

Note 2 - Business Segment Reporting

Information about the Company’s separate continuing business segments as of and for the nine months ended April 30, 2004 and 2003, is as follows:

	Commercial Lending Operations	Real Estate, Rental, and Receivables Operations	Total

2004
Revenue	$(78,263)	$1,537,654	$1,459,391
Loss from operations, before tax (benefit)	(947,150)	(1,837,231)	(2,784,381)
Identifiable assets, net	4,121,584	14,246,866	18,368,450
Depreciation and amortization	2,907	321,922	324,829
Capital expenditures	—	1,075,164	1,075,164

2003
Revenue	$598,701	$1,492,872	$2,091,573
Loss from operations, before tax (benefit)	(1,095,552)	(1,521,327)	(2,616,879)
Identifiable assets, net	8,348,880	18,628,137	26,977,017
Depreciation and amortization	3,664	387,837	391,501
Capital expenditures	2,382	1,168,310	1,170,692

PACIFIC SECURITY COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Business Segment Reporting (Continued)

The Company has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting. The Company’s reportable business segments are its commercial loan origination business and its rental and receivable operations. Its commercial loan origination business, operated as Cornerstone Realty Advisors, Inc., originates commercial construction loans throughout the western United States. The rental and receivable operations represent the selling and leasing of real properties and the financing of contracts and loans collateralized by real estate. Some unallocated general corporate expense items are part of the rental and receivable segment reporting.

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

Note 4 - Subsequent Events

On June 1, 2004, the Company completed the $1,370,000 sale of Cornerstone Office Building #2.

On June 8, 2004, the Company completed the $5,775,000 sale of the Peyton Building.

On June 9, 2004, the Company completed the $822,000 sale of approximately half of the Park City, Utah, property acquired in December 2002.

The proceeds from the sales of the properties were used to pay off approximately $4.5 million of debt collateralized by the properties and to provide liquidity to the Company for general corporate purposes, including the retirement of debenture obligations.

PACIFIC SECURITY COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial condition and liquidity:

At April 30, 2004, the Company had total stockholders’ equity of approximately $2,584,000 and a total liabilities to equity ratio of 6.11 to 1, which increased from 4.22 at July 31, 2003. During the nine months ended January 31, 2004, the Company’s primary sources of funds were approximately $4,478,000 from the sales of real estate, and $365,000 in real estate contract and loan collections. The primary uses of funds were approximately $3,288,000 for net debt reduction, and $1,075,000 for property improvements.

The Company’s sources of liquidity historically have included the issuance of debentures under the auspices of the Washington State Securities Division of the Department of Financial Institutions and borrowings from various bank lenders. These sources of liquidity are limited either by the Washington State Securities Division, which has capped the amount of debentures the Company may sell or by the individual banks through restrictive covenants included in the loan agreements. The state of Washington has mandated as a condition for issuance of a permit that the Company reduce total debentures outstanding by $500,000 to $7,965,000 by August 29, 2004. The requirement to do so has materially impacted the Company’s liquidity.

An additional source of liquidity is the issuance of participation interests in certain loans and contracts originated by the Company. The total of these nonrecourse repurchasable participations was approximately $475,000 at April 30, 2004, and July 31, 2003.

At April 30, 2004, the Company’s outstanding banking agreements totaled approximately $2,812,500 (which was paid off on June 8, 2004) with an additional $4,760,858 due for installment contracts, mortgage notes, and notes payable. The Company obtained a six month extension to July 1, 2004, on a $1,650,000 loan with undisbursed funds at April 30, 2004, of approximately $110,000 to be used to complete the construction of Cornerstone Office Building #2. The Company has negotiated a term loan of approximately $500,000 collateralized by Cornerstone Office Building #1 after paying off approximately $1,150,000 of the construction loan for Cornerstone Office Building #2 in June 2004. The Company does not have a line of credit from a lender. This will materially impact the Company’s liquidity and profitability. The Company has plans to begin making new loans but has concentrated on collection efforts to pay down outstanding debt. These collection efforts include foreclosure proceedings on loans.

The Company anticipates, but there can be no assurance, that cash flows from operations along with real estate and receivable sales will be sufficient to provide for the retirement of maturing debentures and mortgage obligations.

The Company continues to implement strategies for restructuring, which include liquidating a majority of the Company’s assets over the course of the next year. The Company reduced personnel during the prior year, incurring restructuring charges exceeding $300,000 for severance payments and employment contracts for seven employees. Six employees have continued to work for the Company after the April 30, 2003, employment contract ending date. It is management’s intention that the Company may continue to own and invest in commercial real

PACIFIC SECURITY COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial condition and liquidity (continued):

estate upon completion of the restructuring, at which time management intends to evaluate the opportunities to continue financing commercial real estate in light of market conditions and available capital.

The Company’s management is continuously evaluating loans for collectibility. Additional provisions for loan losses may be required as the Company analyzes each loan during its efforts to reduce outstanding loans receivable. Litigation may be required in the course of collection. In addition, the Company’s position relative to bankruptcy filings by borrowers must be assessed.

The borrower on a Park City, Utah, loan filed for bankruptcy protection on May 1, 2002. The Company’s principal portion of this loan totaled $1,250,000 and is expected to be recovered through the sale of the foreclosed property, approximately 27 acres of land, that was acquired through a trustee’s sale after the bankruptcy stay was lifted in December 2002. The Company has a sale pending for approximately half of the property expected to close in June 2004 and the remaining balance in 2005.

The Company completed foreclosure proceedings on three Eagle, Idaho, loans totaling approximately $2,460,000 and obtained title to approximately 25 acres of land in June 2003. The Company sold approximately 75% of this property in April 2004 for $1,230,798 at a loss of approximately $246,000 and expects to sell the remaining portion at net cost of approximately $1 million in June 2004.

The Company has provided an allowance for loan loss of $140,000 on a Kirkland, Washington, loan of approximately $140,000. The borrower was forced into involuntary bankruptcy by unsecured creditors. A trustee’s sale of the property scheduled for May 9, 2003, was postponed. The Company assessed its potential for recovery and provided $40,000 to the allowance for loan loss in the quarter ended January 31, 2004.

The borrower on two loans totaling approximately $995,000 filed for bankruptcy in March 2003. The loans were collateralized by a note and second deed of trust on seven lots, including one partially finished house and eleven acres of land in Oakland Hills, California, and a note and first deed of trust on one lot. The Company acquired one lot valued at $400,000 at a Trustees sale on January 28, 2004, and wrote off the remaining $595,000 balance during the quarter ending January 31, 2004. The Company is currently assessing its potential for recovery and made no additional provision for loss in the quarter ended April 30, 2004.

Results of operations (three months):

The Company’s net loss for the quarter ended April 30, 2004, was approximately $1,322,000 compared with a net loss of approximately $658,000 for the quarter ended April 30, 2003. The change was primarily attributable to a provision for impaired assets of $1,438,000, a reduction of $45,000 in net interest income, a $66,000 increase in pre-tax loss on sales of real estate, an increase of $8,000 in general and administrative expense, and a decrease of $15,000 in net rental income, offset by a decrease of $318,000 in contract discount expense, a decrease of $249,000 in salaries and commission, and an increase of $342,000 in income tax benefit in the quarter ended April 30, 2004, compared with the similar period in 2003.

PACIFIC SECURITY COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of operations (three months) (continued):

Rental revenue decreased by approximately $82,000 (23%) to approximately $272,000 in the quarter ended April 30, 2004, from approximately $354,000 in 2003. This decrease primarily resulted from reduced rents from properties sold during the year.

Rental property expenses were approximately $68,000 (18%) lower in 2004 than for the comparable three months in 2003. This decrease was due to decreased operating expense of $37,000 (19%) decreased interest expense of $4,000 (6%) and decreased depreciation of $26,000 (23%).

Salaries and commissions were approximately $249,000 (68%) lower for the quarter ended April 30, 2004, than the comparable three months in 2003 due to one-time payments of approximately $231,000 in 2003, made under employment contracts to employees as part of restructuring charges.

Interest income, including loan fees, decreased approximately $148,000 (52%) for the three months ended April 30, 2004, compared with the similar period in 2003 as the balance of contracts and loans receivable decreased during the period. Loan fees declined approximately $48,000 (79%) to $13,000 from $61,000 because of a lack of new loan originations.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, decreased approximately $103,000 (33%) in the third quarter of 2004 compared with the same 2003 period primarily due to a reduction in interest-bearing debt.

General and administrative expense increased approximately $8,000 (10%) for the three months ended April 30, 2004, compared with the same period in 2003, primarily because of various costs associated with restructuring.

The contract discount of $318,000 was provided to a borrower to induce the payoff of a $3,181,000 contract receivable in 2003.

A provision for impaired asset losses was provided in 2004 for three rental properties, two of which were expected to be sold in June 2004.

The Company’s effective income tax rate as a percentage of income (loss) before federal income tax was approximately 34% in 2004 and 2003.

Results of operations (nine months):

The Company’s net loss for the nine months ended April 30, 2004, was approximately $1,838,000 compared with net loss of approximately $1,727,000 for the nine months ended April 30, 2003. The increase was primarily attributable to a $1,438,000 provision for impaired assets in 2004, and a decrease of approximately $311,000 in net interest income offset by approximately $376,000 in pre-tax increase in gain on sales of real estate in 2004 compared to 2003, a decrease of $318,000 in contract discount expense, a decrease of $193,000 in the provision for loan losses, a decrease of $551,000 in salaries and commissions, and a decrease of $268,000 in general and administrative expenses.

Rental revenue decreased approximately $168,000 (16%) in the nine months ended April 30, 2004, compared to the nine months ended April 30, 2003. This primarily resulted from decreased rents due to sales of rental properties, including an office building in December 2003.

PACIFIC SECURITY COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of operations (nine months) (continued):

Rental property expense was approximately $48,000 (4%) lower in 2004 than for the comparable nine months in 2002. This resulted from increased operating expense of approximately $27,000 (5%), offset by decreased interest expense of $21,000 (9%), and a decrease in depreciation of $55,000 (15%). The increased operating expense was primarily due to the expensing of approximately $70,000 in prepaid lease fees upon the sale of the Pier 1 building in December 2003.

Interest income, including loan fees, was approximately $823,000 (68%) less for the nine months ended April 30, 2004, compared with the similar period in 2003 as interest earned on the average outstanding balance in contracts and notes receivable decreased during the period. Loan fees declined approximately $176,000 (90%) primarily due to a lack of new loans originated by the Company.

Interest expense, exclusive of interest on debt associated with rental properties, net of amounts capitalized, was approximately $512,000 (43%) less in 2004 than in 2003 primarily due to a reduction in outstanding debt.

Salaries and commissions were approximately $551,000 (62%) lower in the nine months ended April 30, 2004, than for the comparable nine months in 2003, primarily because one-time restructuring expenses for severance payments and employment contracts for certain employees were incurred in 2003 and the costs saved by reducing personnel are reflected in 2004.

General and administrative expense decreased approximately $268,000 (46%) in the nine months ended April 30, 2004, compared with the similar period in 2003 primarily because of decreases in legal fees and real estate taxes.

The contract discount of $318,066 was provided to a borrower to induce the payoff of a $3,181,000 contract receivable in 2003.

The provision for loan loss was approximately $193,000 (35%) less in 2004 than 2003 as the Company continued to pursue legal remedies (including foreclosure actions) to collect outstanding receivables.

The Company’s effective income tax rate as a percentage of income before federal income tax was approximately 34% in 2004 and 2003 resulting in a tax benefit of approximately $947,000 in 2004 compared with a tax benefit of approximately $890,000 in 2003.

PACIFIC SECURITY COMPANIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there has been a material change in its market risk since the end of its last fiscal year.

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Part II. Other Information

Item 1. Legal Proceedings

The Company was not engaged in any legal proceeding of a material nature at April 30, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PACIFIC SECURITY COMPANIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

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

None

PACIFIC SECURITY COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Pacific Security Companies, Inc.

/s/ DAVID L. GUTHRIE David L. Guthrie President/Chief Executive Officer June 10, 2004

/s/ DONALD J. MIGLIURI Donald J. Migliuri Secretary-Treasurer June 10, 2004